Form 10-Q
period 2023-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2023-11-08
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2023 was 204,809,380.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX10013, and early-stage discovery programs (including BCX17725, avoralstat, and our complement inhibitors), and our plans regarding the same;
•our discovery and commercialization of best-in-class and first-in-class medicines;
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
•our financial performance;
•our ability to remediate any material weaknesses in our internal control over financial reporting; and
i

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
•We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could divert management’s attention and adversely affect our ability to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, adversely affect our business and operating results and may negatively impact the trading price of our common stock.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$150,905	$304,767
Restricted cash	1,584	1,472
Investments	246,685	119,543
Trade receivables	53,646	50,599
Inventory, net	29,630	27,533
Prepaid expenses and other current assets	20,016	12,586
Total current assets	502,466	516,500
Property and equipment, net	8,999	8,617
Long-term investments	—	18,077
Other assets	11,459	6,806
Total assets	$522,924	$550,000

Liabilities and Stockholders’ Deficit
Accounts payable	$10,567	$14,356
Accrued expenses	77,392	87,565
Deferred revenue	522	1,224
Lease financing obligation	2,282	2,369
Total current liabilities	90,763	105,514
Lease financing obligation	9,966	5,804
Royalty financing obligations	535,186	501,655
Secured term loans	297,995	231,624
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 189,803 as of September 30, 2023 and 187,906 as of December 31, 2022	1,898	1,879
Additional paid-in capital	1,205,744	1,158,118
Accumulated other comprehensive income	800	26
Accumulated deficit	(1,619,428)	(1,454,620)
Total stockholders’ deficit	(410,986)	(294,597)
Total liabilities and stockholders’ deficit	$522,924	$550,000
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$86,742	$75,827	$238,011	$191,282
Expenses:
Cost of product sales	1,099	3,543	2,924	4,025
Research and development	46,879	52,740	146,514	180,090
Selling, general and administrative	50,648	36,919	149,512	109,218
Royalty	37	70	100	73
Total operating expenses	98,663	93,272	299,050	293,406
Loss from operations	(11,921)	(17,445)	(61,039)	(102,124)
Interest and other income	4,184	1,760	11,312	2,423
Interest expense	(27,345)	(24,775)	(83,656)	(72,634)
Foreign currency losses, net	(737)	(538)	(665)	(583)
Loss on extinguishment of debt	—	—	(29,019)	—
Loss before income taxes	(35,819)	(40,998)	(163,067)	(172,918)
Income tax expense	330	1,522	1,741	2,657
Net loss	$(36,149)	$(42,520)	$(164,808)	$(175,575)
Foreign currency translation adjustment	(185)	695	(67)	877
Unrealized gain (loss) on available for sale investments	295	(808)	841	(1,152)
Comprehensive loss	$(36,039)	$(42,633)	$(164,034)	$(175,850)

Basic and diluted net loss per common share	$(0.19)	$(0.23)	$(0.87)	$(0.95)
Weighted average shares outstanding	189,644	186,180	189,095	185,566

See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(164,808)	$(175,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,232	1,041
Inventory obsolescence	236	—
Stock-based compensation expense	39,127	29,419
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	66,286	55,119
Amortization of premium/discount on investments	(6,814)	(818)
Loss on extinguishment of debt	29,019	—
Changes in operating assets and liabilities:
Receivables	(3,125)	(13,827)
Inventory	(2,357)	(11,263)
Prepaid expenses and other assets	(7,530)	(1,132)
Accounts payable and accrued expenses	(36,678)	(27,639)
Interest payable	—	6,345
Deferred revenue	(811)	329
Net cash used in operating activities	(86,223)	(138,001)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,614)	(825)
Purchase of investments	(357,419)	(244,283)
Sales and maturities of investments	256,008	39,655
Net cash used in investing activities	(103,025)	(205,453)

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	8,518	10,756
Net proceeds from secured term loans	300,000	73,072
Repayment of Athyrium secured term loans principal	(240,452)	—
Prepayment and repayment fees on Athyrium secured term loans	(21,261)	—
Payment of debt issuance costs on Pharmakon Tranche A term loan	(11,147)	—
Net cash provided by financing activities	35,658	83,828
Effect of exchange rate on cash, cash equivalents, and restricted cash	(160)	235

Decrease in cash, cash equivalents and restricted cash	(153,750)	(259,391)
Cash, cash equivalents and restricted cash at beginning of period	306,239	507,734
Cash, cash equivalents and restricted cash at end of period	$152,489	$248,343
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	$1,879	$1,158,118	$26	$(1,454,620)	$(294,597)
Net loss	—	—	—	(53,333)	(53,333)
Other comprehensive income	—	—	559	—	559
Employee stock purchase plan sales, 176 shares, net	2	1,573	—	—	1,575
Exercise of stock awards, 801 shares, net	8	3,494	—	—	3,502
Stock-based compensation expense	—	14,007	—	—	14,007
Balance at March 31, 2023	$1,889	$1,177,192	$585	$(1,507,953)	$(328,287)
Net loss	—	—	—	(75,326)	(75,326)
Other comprehensive income	—	—	105	—	105
Exercise of stock awards, 608 shares, net	6	1,948	—	—	1,954
Stock-based compensation expense	—	12,841	—	—	12,841
Balance at June 30, 2023	$1,895	$1,191,981	$690	$(1,583,279)	$(388,713)
Net loss	—	—	—	(36,149)	(36,149)
Other comprehensive income	—	—	110	—	110
Employee stock purchase plan sales, 162 shares, net	2	1,018	—	—	1,020
Exercise of stock awards, 149 shares, net	1	466	—	—	467
Stock-based compensation expense	—	12,279	—	—	12,279
Balance at September 30, 2023	$1,898	$1,205,744	$800	$(1,619,428)	$(410,986)

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)
Net loss	—	—	—	(74,196)	(74,196)
Other comprehensive income	—	—	9	—	9
Employee stock purchase plan sales, 115 shares, net	1	1,503	—	—	1,504
Exercise of stock awards, 1,108 shares, net	12	5,841	—	—	5,853
Stock-based compensation expense	—	9,601	—	—	9,601
Balance at March 31, 2022	$1,856	$1,115,443	$186	$(1,281,700)	$(164,215)
Net loss	—	—	—	(58,859)	(58,859)
Other comprehensive loss	—	—	(171)	—	(171)
Exercise of warrants, 253 shares	3	—	—	—	3
Exercise of stock awards, 51 shares, net	—	145	—	—	145
Stock-based compensation expense	—	9,865	—	—	9,865
Balance at June 30, 2022	$1,859	$1,125,453	$15	$(1,340,559)	$(213,232)
Net loss	—	—	—	(42,520)	(42,520)
Other comprehensive loss	—	—	(113)	—	(113)
Employee stock purchase plan sales, 145 shares, net	1	1,356	—	—	1,357
Exercise of stock awards, 390 shares, net	4	1,892	—	—	1,896
Stock-based compensation expense	—	9,953	—	—	9,953
Balance at September 30, 2022	$1,864	$1,138,654	$(98)	$(1,383,079)	$(242,659)
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1 — Significant Accounting Policies and Concentrations of Risk
The Company
BioCryst Pharmaceuticals, Inc. (the “Company”) is a global biotechnology company with a deep commitment to improving the lives of people living with complement-mediated and other rare diseases. The Company leverages its expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and protein therapeutics to target difficult-to-treat rare diseases. The Company was founded in 1986 and incorporated in Delaware in 1991, and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.
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
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at September 30, 2023 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its 2023 expenses will exceed its 2023 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will largely be determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (2) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change its overhead structure; and/or (6) securing U.S. Government funding of its programs, including obtaining procurement contracts. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances among the consolidated entities have been eliminated from the condensed consolidated financial statements.
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s condensed consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.

The Company has made certain presentation changes relative to its revenue, which management considers fundamental to understanding the Company’s current business and financial performance related to its primary product, ORLADEYO, including expanded international sales of ORLADEYO, relative to the Company’s other sources of revenue. Accordingly, certain disaggregated revenue information has been provided in this Note 1 and “Note 2—Revenue” to these condensed consolidated financial statements. These presentation changes have been applied to prior year revenue amounts for consistency and comparability.
These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and the notes thereto included in the Company’s 2022 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates in the Company’s condensed consolidated financial statements have been made relative to the calculation of net product sales, the ORLADEYO and Factor D inhibitors royalty financing obligations, inventory reserves, certain accruals, primarily related to the Company’s research and development expenses, the valuation of stock options and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Revenue Recognition
The Company recorded the following revenues for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales, net	$85,288	$75,213	$233,957	$189,647
Collaborative and other revenues	1,454	614	4,054	1,635
Total revenues	$86,742	$75,827	$238,011	$191,282
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
Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Condensed Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Under the Company’s contracts with the Biomedical Advanced Research and Development Authority within HHS (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred.
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
Restricted Cash
Total restricted cash was $1,584 and $1,472 as of September 30, 2023 and December 31, 2022, respectively, and primarily consisted of $1,466 and $1,449 as of September 30, 2023 and December 31, 2022, respectively, for a letter of credit the Company is required to maintain associated with the lease execution and build-out of its Birmingham research facilities.
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
The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not have intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. Realized gains and losses are reflected in interest and other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term.
Trade Receivables
The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.
Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from HHS, and royalty receivables from the Company’s partners, including Shionogi & Co., Ltd., Green Cross, and Torii.
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
The Company’s inventories are subject to expiration dating. The Company regularly evaluates the carrying value of its inventories and provides valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment. During the nine months ended September 30, 2023, the Company evaluated its inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO, RAPIVAB, and peramivir and estimated those inventories at risk of obsolescence. Accordingly, the Company recorded an increase to the inventory valuation reserve of $170 for a total reserve of $1,347 as of September 30, 2023.
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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the Company does not identify costs that it has begun to incur or if it underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of September 30, 2023 and December 31, 2022, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
Cost of Product Sales
Cost of product sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including freight. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of product sales may also include costs related to excess or obsolete inventory adjustment charges.

Research and Development Expenses
The Company’s research and development costs are expensed when incurred. Research and development expenses include all direct and indirect development costs related to the development of the Company’s portfolio of product candidates. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs, as well as termination fees and other commitments associated with discontinued programs. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by the Company over the service periods specified in the contracts, and estimates are adjusted, if required, based upon the Company’s ongoing review of the level of services actually performed.
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
Leases
The Company leases certain assets, predominantly under operating leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of September 30, 2023. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases.
Certain of the Company’s operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Condensed Consolidated Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that the Company is likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.

The discount rate used in the calculation of the Company’s right-of-use asset and lease liability was determined based on the stated rate within each contract when available, or the Company’s collateralized borrowing rate from lending institutions.
The Company has not made any residual value guarantees related to its leases; therefore, the Company has no corresponding liability recorded on its Condensed Consolidated Balance Sheets.
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Condensed Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. The Company utilizes the Black-Scholes option-pricing model to value its stock option awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, the Company has outstanding performance-based stock options and restricted stock units for which no compensation expense is recognized until “performance” is deemed to have occurred. Significant management judgment is also required in determining estimates of future stock price volatility to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Interest Expense and Deferred Financing Costs
Interest expense primarily relates to the royalty financing obligations (Note 6) and the secured term loan borrowings under the Athyrium Credit Agreement during 2022 and the term loan borrowings under both the Athyrium Credit Agreement and the Pharmakon Loan Agreement during 2023 (Note 7). On April 17, 2023, the Company entered into the Pharmakon Loan Agreement and received initial funding in the form of a term loan of $300,000, the proceeds of which were primarily used to repay the term loan borrowings under the Athyrium Credit Agreement. Accordingly, interest expense for both the three and nine months ended September 30, 2023 includes interest expense from both the Athyrium Credit Agreement and the Pharmakon Loan Agreement. Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $230 and $1,536 for the three and nine months ended September 30, 2023, respectively, and $258 and $597 for the three and nine months ended September 30, 2022, respectively. When utilizing the effective interest method, in periods in which payment-in-kind (“PIK”) interest was designated and was added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs was accretive. The quarter ended December 31, 2022 was the last period eligible for the PIK Interest Payment designation under the Athyrium Credit Agreement.
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
Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, after giving consideration to the dilutive effect of potentially dilutive common shares. The Company has generated a net loss in all periods presented, so the diluted net loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2023 and September 30, 2022, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30, 2023	September 30, 2022
Outstanding stock options	35,160	32,647
Unvested restricted stock unit awards	4,589	2,760
Warrants to purchase common stock	15,023	15,023
Total	54,772	50,430
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Condensed Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2023 and 2022.
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
Credit Risk
Cash equivalents and investments are financial instruments that potentially subject the Company to concentration of risk to the extent recorded on the Condensed Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 12 months or less.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.
Note 2 — Revenue
The Company recorded the following revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ORLADEYO:
U.S.	$75,268	$60,106	$208,934	$162,743
Outside of U.S.	10,416	5,866	26,173	18,155
Total ORLADEYO	85,684	65,972	235,107	180,898
Other revenues	1,058	9,855	2,904	10,384
Total revenues	$86,742	$75,827	$238,011	$191,282

ORLADEYO revenues represent total revenues from product sales, collaborative revenues and royalties. Other revenues primarily relate to the Company’s product sales and royalties for peramivir injection (RAPIVAB/RAPIACTA/PERAMIFLU) and galidesivir development contracts with BARDA/HHS and NIAID/HHS.

Note 3 — Investments
Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is determined based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. As a basis for considering such assumptions, U.S. GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used to develop the assumptions and for measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The Company’s financial instruments that are measured at fair value on a recurring basis consist of fixed income investments. These valuations are based on observable direct and indirect inputs, primarily quoted prices of similar, but not identical, instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. These fair values are obtained from independent pricing services.

Assets measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2023
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$243,638	$—	$243,638
Corporate debt securities	—	2,074	—	2,074
Certificates of deposit	—	973	—	973
Total assets	$—	$246,685	$—	$246,685

	December 31, 2022
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$129,371	$—	$129,371
Corporate debt securities	—	6,092	—	6,092
Certificates of deposit	—	2,157	—	2,157
Total assets	$—	$137,620	$—	$137,620

There were no changes in valuation techniques during the three and nine months ended September 30, 2023 and 2022. There were no liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

As of September 30, 2023, the Company had 24 securities with a total estimated fair market value of $215,095 in an unrealized loss position. The Company anticipated a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.

The following tables summarize the fair value of the Company’s investments by type (in thousands):

	September 30, 2023
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$243,810	$37	$3	$(212)	$243,638
Corporate debt securities	2,068	6	—	—	2,074
Certificates of deposit	980	6	—	(13)	973
Total investments	$246,858	$49	$3	$(225)	$246,685

	December 31, 2022
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$129,940	$427	$—	$(996)	$129,371
Corporate debt securities	6,093	37	—	(38)	6,092
Certificates of deposit	2,163	23	—	(29)	2,157
Total investments	$138,196	$487	$—	$(1,063)	$137,620
The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Maturing in one year or less	$246,685	$119,543
Maturing after one year through two years	—	18,077
Total investments	$246,685	$137,620

Note 4 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At September 30, 2023 and December 31, 2022, receivables net of reserves related to sales of ORLADEYO were $51,837 and $41,508, respectively. A returns reserve related to sales of ORLADEYO of $124 was recorded as of September 30, 2023. No reserve or allowance amounts were recorded as of December 31, 2022. At September 30, 2023 and December 31, 2022, receivables related to sales of RAPIVAB were $132 and $823, respectively.
Collaborations
Receivables from collaborations were as follows (in thousands):

	September 30, 2023
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$—	$113	$113
Royalty receivables from partners	1,564	—	1,564
Total receivables	$1,564	$113	$1,677

	December 31, 2022
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$7,218	$284	$7,502
Royalty receivables from partners	741	—	741
Other collaborations	—	25	25
Total receivables	$7,959	$309	$8,268
As of September 30, 2023 and December 31, 2022, the Company maintained a reserve of $522 and $437, respectively, related to royalties associated with Green Cross.
Note 5 — Inventory
At September 30, 2023 and December 31, 2022, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.
The Company’s inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$6,656	$8,906
Work-in-process	17,739	14,990
Finished goods	6,582	4,814
Total inventory	$30,977	$28,710
Reserves	(1,347)	(1,177)
Total inventory, net	$29,630	$27,533
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
Under the OMERS Royalty Purchase Agreement, for the calendar quarter beginning October 1, 2023, OMERS is entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 7.5% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 6.0% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000 (with no royalty payments payable on annual Direct Sales over $550,000). For each calendar quarter beginning on or after January 1, 2024, OMERS will be entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 10.0% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 3.0% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000 (with no royalty payments payable on annual Direct Sales over $550,000).
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
Under the 2020 RPI Royalty Purchase Agreement, the Company is required to make royalty payments of amounts owed to RPI each calendar quarter following the first commercial sale of ORLADEYO in any country. Under the 2021 RPI Royalty Purchase Agreement, the Company is required to make payments to RPI in respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2021. Under the OMERS Royalty Purchase Agreement, the Company is required to make payments to OMERS in respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2023. OMERS will no longer be entitled to receive any payments on the date in which aggregate payments actually received by OMERS equals 155.0% of the $150,000 purchase price.
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
The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s Condensed Consolidated Balance Sheets. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at their carrying value using the effective interest method. In order to amortize the royalty financing obligations, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate.
During the three months ended September 30, 2023, the Company adjusted its forecasts related to its BCX10013 program and updated its ORLADEYO forecast based on actual results for the first nine months of 2023. The primary factors that impacted forecasts on the BCX10013 development program were development delays, reduced probability of success, reduced pricing assumptions and reduced market share assumptions. These adjustments impacted the amount and timing of expected royalties to be made under the RPI Royalty Purchase Agreements. As a result, the effective interest rate related to the 2020 RPI Royalty Purchase Agreement decreased from 22.2% to 22.1%, the effective interest rate related to the 2021 RPI Royalty Purchase Agreement decreased from 10.0% to 0.0%, and the effective interest rate related to the OMERS Royalty Purchase Agreement decreased from 10.6% to 10.2%.
The following table shows the activity within the Royalty financing obligations account (in thousands) as well as the effective interest rate as of September 30, 2023:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2022	$164,981	$173,651	$163,023	$501,655
Non-cash Interest expense on Royalty financing obligations	9,309	5,680	4,329	19,318
Royalty revenues paid and payable	(6,038)	(524)	—	(6,562)
Balance as of March 31, 2023	$168,252	$178,807	$167,352	$514,411
Non-cash Interest expense on Royalty financing obligations	9,552	5,440	4,494	19,486
Royalty revenues paid and payable	(7,155)	(621)	—	(7,776)
Balance as of June 30, 2023	$170,649	$183,626	$171,846	$526,121
Non-cash Interest expense on Royalty financing obligations	9,647	3,068	4,557	17,272
Royalty revenues paid and payable	(7,553)	(654)	—	(8,207)
Balance as of September 30, 2023	$172,743	$186,040	$176,403	$535,186

Effective interest rate	22.1%	—%	10.2%
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

Note 7 — Debt
Pharmakon Loan Agreement
On April 17, 2023, the Company entered into a $450,000 Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. Certain of the Company’s wholly-owned subsidiaries are guarantors to the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300,000 (the “Tranche A Loan”) funded on April 17, 2023 (the “Tranche A Closing Date”). The Company used a portion of the proceeds from the Tranche A Loan to repay the $241,787 of outstanding indebtedness (principal and interest due as of April 17, 2023) under the then-existing Athyrium Credit Agreement and to pay associated transaction costs and fees, and intends to use the remaining net proceeds of $25,805 for other general corporate purposes.
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
The Tranche A Loan accrued interest at an effective interest rate of 13.24% for the three months ended September 30, 2023.
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
As of September 30, 2023, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Total quarterly interest expense on the Tranche A Loan for the nine months ended September 30, 2023 totaled $17,350. As allowable under the Pharmakon Loan Agreement, the Company has designated and accounted for 50% of the quarterly interest payments for the nine months ended September 30, 2023 as a Pharmakon PIK Interest Payment and the amount of $8,675 has been added to the outstanding principal balance of the borrowing. The remaining 50% of the quarterly interest payments of $8,675 have been paid at the end of each quarterly period. As of September 30, 2023, borrowings, including the Pharmakon PIK Interest Payments, totaled $308,675. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
Incurred debt fees and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement totaled $11,147 and have been deferred and are being amortized as interest expense on an effective interest rate method over the remaining term of the Tranche A Loan. Deferred financing amortization of $230 and $467 was recognized for the three and nine months ended September 30, 2023, respectively.
Athyrium Credit Agreement
On December 7, 2020, the Company entered into a $200,000 Credit Agreement (the “Athyrium Credit Agreement”) with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”), as lender and as administrative agent for the lenders. Certain of the Company’s direct and indirect subsidiaries were guarantors to the Athyrium Credit Agreement. The Athyrium Credit Agreement provided for an initial term loan in the principal amount of $125,000 (the “Term A Loan”), which was received by the Company on December 7, 2020 and is recorded in “Secured term loans” on the Company’s balance sheet. The Company used a portion of the proceeds from the Term A Loan to repay $43,298 of outstanding indebtedness, including accrued interest, under its prior credit facility with MidCap Financial Trust.
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
The Athyrium Term Loans accrued interest at an effective interest rate of 12.68% during the period in which the debt was outstanding for the three months ended September 30, 2022.

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
Quarterly interest payments under the Athyrium Credit Agreement for the nine months ended September 30, 2023 totaled $8,476. Quarterly interest payments under the Athyrium Credit Agreement for the nine months ended September 30, 2022 totaled $15,311 and were designated and accounted for as Athyrium PIK Interest Payments and added to the outstanding principal balance of the borrowing. From the Athyrium Term Loan inception through December 31, 2022, the quarterly interest payments were designated and accounted for as Athyrium PIK Interest Payments and added to the outstanding principal balance of the borrowing. The quarter ended December 31, 2022 was the last period eligible for the Athyrium PIK Interest Payment designation. Deferred financing amortization of $1,069 and $597, was recognized for the nine months ended September 30, 2023 and 2022, respectively.
On April 17, 2023, the outstanding principal of the Athyrium Term Loans, including the Athyrium PIK Interest Payments of $240,452 along with interest accrued of $1,355 for the first 17 days of the quarterly interest period ended June 30, 2023, was repaid with the funding received through the Pharmakon Loan Agreement.
Upon repayment of the Athyrium Term Loans, the Company incurred certain unaccrued prepayment and final payment fees to Athyrium of $17,261. Additionally, unamortized deferred financing costs of $11,758 associated with the Athyrium Term Loans were written-off at the time of repayment. Collectively, the prepayment and final payment fees and unamortized deferred financing costs totaled $29,019 and are reflected as a one-time loss on extinguishment of debt on the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2023.
Note 8 — Lease Obligations

In June 2021, the Company entered into an operating sublease agreement for approximately 19,978 square feet of office space in Durham, North Carolina (the “Sublease Agreement”) with an expiration of December 2023. In March 2023, the Company signed a lease directly with the landlord commencing in January 2024 for the same space (the “Frontier Agreement”). The Company accounted for the Frontier Agreement as a new agreement and a separate transaction from the Sublease Agreement. In July 2023, the Company’s Sublease Agreement was terminated, and the Company amended the Frontier Agreement to move the commencement date from January 2024 to July 2023 to remain in continuous possession of the office space. The amendment was accounted for as a lease modification, and there was no impact as the lease commenced on the modification date. The Company recorded a right-of-use asset and lease liability of $2,063 in July 2023.

In February 2015, the Company entered into an operating lease agreement for approximately 31,601 square feet of office space in Birmingham, Alabama. In February 2020, the Company entered into an amendment to increase the existing space under the lease by approximately 2,846 rentable square feet (the “First Expansion Premises”). In December 2022, the Company entered into a second amendment to extend the term of the lease and to increase the existing space under the lease by 14,607 rentable square feet (the “Second Expansion Premises”). The second amendment allows for tenant improvement allowances not to exceed an aggregate of $515. The Company will capitalize all necessarily incurred leasehold improvement costs to bring the facilities to the condition for their intended use. In August 2023, the Second Expansion Premises commenced. The second amendment was accounted for as a lease modification, and the right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date. The Company recorded a right-of-use asset of $5,327 and a lease liability of $5,925 in July 2023.

The Company leases certain assets, predominantly under operating leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of September 30, 2023. Renewal options for the Company’s leases range from 1 to 3 years in length and begin from 2024 through 2030.
Aggregate lease expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Aggregate lease expense	$1,014	$634	$2,505	$1,854
Other supplemental information related to leases was as follows:

	As of September 30, 2023	As of December 31, 2022
Weighted average remaining lease term	8.0 years	8.1 years
Weighted average discount rate	10.0%	11.0%
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s leases:

	Balance Sheet Location	As of September 30, 2023	As of December 31, 2022
Assets:
Lease assets, net	Other Assets	$11,380	$6,806
Liabilities:
Current lease liabilities	Lease financing obligation – current liabilities	$2,282	$2,369
Non-current lease liabilities	Lease financing obligation – long-term liabilities	9,966	5,804
Total lease liabilities		$12,248	$8,173
Lease assets are recorded net of accumulated amortization of $6,350 and $4,349 as of September 30, 2023 and December 31, 2022, respectively.
Cash paid for amounts included in the measurement of lease liabilities was $834 and $2,293 for the three and nine months ended September 30, 2023, respectively. This compares to cash paid for amounts included in the measurement of lease liabilities of $615 and $1,796 for the three and nine months ended September 30, 2022, respectively.
Maturities of lease liabilities as of September 30, 2023, are as follows (in thousands):

2023 (remaining)	$853
2024	3,279
2025	2,332
2026	1,846
2027	1,531
Thereafter	9,292
Total lease payments	19,133
Less imputed interest	(6,885)
Total	$12,248

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
On November 19, 2021, concurrent with the Company entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into the Common Stock Purchase Agreement, pursuant to which the Company issued 3,846 shares of the Company’s common stock to RPI for an aggregate purchase price of $50,000, at a price of $13.00 per share, calculated based on the 20-day volume weighted average price. The $13.00 per share price represented a premium of $1.11 over the closing price of $11.89 of the Company’s common stock on November 19, 2021. The premium of $4,269 paid by RPI on the purchase of the Company’s common stock has been deferred and is being amortized as a component of interest expense of the 2021 RPI royalty financing obligation.
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Shares reserved for exercises of outstanding stock options	35,160	36,520
Shares reserved for vesting of restricted stock units	4,589	4,750
Shares reserved for exercises of warrants	15,023	15,023
Shares reserved for future issuance under the Stock Incentive Plan	11,934	4,206
Shares reserved for future issuance under the Inducement Equity Incentive Plan	200	947
Shares reserved for future issuance under the Employee Stock Purchase Plan	5,454	5,792
Total shares reserved for future issuance	72,360	67,238
Note 10 — Stock-Based Compensation
As of September 30, 2023, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 24, 2023 and approved by the Company’s stockholders on June 13, 2023. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense (in thousands):

	Nine Months Ended September 30,
	2023	2022
Incentive Plan	$30,934	$23,687
Inducement Plan	7,346	4,604
ESPP	847	1,130
Stock-based compensation expense	$39,127	$29,421
There was approximately $111,804 of total unrecognized compensation expense related to non-vested stock option and restricted stock unit awards granted by the Company as of September 30, 2023, which the Company expects to recognize over a weighted-average period of approximately 1.3 years. In addition, the Company has outstanding performance-based stock options and restricted stock unit awards for which no compensation expense is recognized until it is probable the performance conditions will be met.

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
In December 2014, the Company issued 1,250 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of September 30, 2023, 85% of these grants have vested.
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
Related activity under the Incentive Plan is as follows (in thousands):

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2022	4,206	31,179	$8.56
Plan amendment	7,000	—	—
Restricted stock unit awards granted	(314)	—	—
Restricted stock unit awards cancelled	491	—	—
Stock option awards granted	(618)	618	9.01
Stock option awards exercised	—	(856)	5.25
Stock option awards cancelled	1,169	(1,169)	9.93
Balance September 30, 2023	11,934	29,772	$8.61
For stock option awards granted under the Incentive Plan during the first nine months of 2023 and 2022, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table following the next subsection. The weighted average grant date fair value of these awards granted during the first nine months of 2023 and 2022 was $6.40 and $7.78, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first nine months of 2023 and 2022 was $9.18 and $13.18, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
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
Related activity under the Inducement Plan is as follows (in thousands):

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2022	947	5,341	$8.80
Restricted stock unit awards granted	(457)	—	—
Restricted stock unit awards cancelled	93	—	—
Stock option awards granted	(992)	992	8.64
Stock option awards exercised	—	(336)	3.67
Stock option awards cancelled	609	(609)	10.36
Balance September 30, 2023	200	5,388	$8.91
For stock option awards granted under the Inducement Plan during the first nine months of 2023 and 2022, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first nine months of 2023 and 2022 was $6.14 and $9.72, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first nine months of 2023 and 2022 was $8.35 and $13.38, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under all plans during the first nine months of 2023 and 2022. Historically, the expected life was based on the average of the assumption that all outstanding stock option awards would be exercised at full vesting and the assumption that all outstanding stock option awards would be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. Effective July 1, 2023, the expected life is based on the historical settlement of options by taking into account exercises and post-vesting terminations and weighing them based on the number of options settled. This change in approach did not have a significant impact on the value of the stock option awards granted. The expected volatility represents the historical volatility on the Company’s publicly-traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to Employees and Directors under the Incentive and Inducement Plans

	Nine Months Ended September 30,
	2023	2022
Expected Life in Years	5.5	5.5
Expected Volatility	83.9%	84.1%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	3.9%	2.9%
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,454 shares remain available for purchase as of September 30, 2023. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than three thousand shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. During the nine months ended September 30, 2023 and September 30, 2022, the Company issued 338 and 260 shares under the ESPP, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
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
Government Collaborations

The Company has previously entered into contracts with the U.S. Government, including the procurement contract with HHS for up to 50,000 doses of RAPIVAB over a five-year period to supply the Strategic National Stockpile for use in a public health emergency and contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir. As of September 30, 2023, the Company has delivered a total of 49,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the procurement contract, effectively completing the contract with HHS, and all of the Company’s government funding for galidesivir has expired.
Note 12 — Subsequent Events

On October 23, 2023, certain entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) net exercised the remaining balance of the pre-funded warrants held by such Baker Entities that were issued on November 21, 2019. Additionally, certain of the Baker Entities net exercised all of the pre-funded warrants that were issued on June 1, 2020. The exercises resulted in the issuance of 14,997 common shares. Following the exercises, there are no outstanding warrants.

On November 3, 2023, the Company announced that it entered into a license agreement (the “Clearside Agreement”) with Clearside Biomedical, Inc. (“Clearside”), enabling the Company to develop its investigational plasma kallikrein inhibitor, avoralstat, with Clearside’s SCS Microinjector® to deliver avoralstat directly to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema.

Under the Clearside Agreement, Clearside will receive a $5,000 upfront license fee from the Company. Clearside is eligible to receive up to an additional $30,000 in clinical and regulatory milestone payments, and up to a total of $47,500 in three post-approval sales-based milestone payments as annual global net sales progress to $2,000,000. The Company will pay Clearside tiered mid-single digit royalties on annual global net product sales, at three tiers, including a top tier of >$1,500,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to the financial statements and other disclosures included in this report (including the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and the “Risk Factors” section in Part II, Item 1A of this report).
Overview
We are a global biotechnology company with a deep commitment to improving the lives of people living with complement-mediated and other rare diseases. We leverage our expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and protein therapeutics to target difficult-to-treat rare diseases. In addition to these discovery and development efforts, our business strategy includes the efficient commercialization of these drugs in the United States and certain other regions upon regulatory approval. By focusing on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
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
Revenue from sales of ORLADEYO for the three and nine months ended September 30, 2023 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO.
Complement Program. The goal of our overall complement program is to advance several first-in-class and/or best-in-class compounds across multiple pathways in the complement system to treat many complement-mediated diseases. These compounds include BCX10013, a potential once-daily oral medicine, which targets the alternative pathway of complement. In addition, we are pursuing oral medicines directed at other targets across the classical, lectin, and terminal pathways of the complement system. For more information on these additional therapies, see “Recent Developments” below in this MD&A.
RAPIVAB®/RAPIACTA®/PERAMIFLU® (peramivir injection). RAPIVAB (peramivir injection) is approved in the United States for the treatment of acute uncomplicated influenza for patients six months and older. Peramivir injection is also approved in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA), and Korea (PERAMIFLU).

Recently Announced Program Updates. On November 3, 2023, we held an R&D Day to describe our drug discovery process and introduce additional therapies from our pipeline. See “Recent Developments” below in this MD&A for information about these additional therapies.
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
Critical Accounting Policies and Estimates
The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In particular, we routinely evaluate our estimates and policies regarding revenue recognition, administration, inventory and manufacturing, taxes, stock-based compensation, research and development, consulting and other expenses and any associated liabilities. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See “Critical Accounting Estimates” at the end of this MD&A for a description of accounting policies that we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and that affect the more significant judgments and estimates that we use in the preparation of our financial statements.
Recent Developments
ORLADEYO® (berotralstat)
On July 19, 2023, we announced that we have entered into a collaboration with Er-Kim Pharmaceuticals to commercialize ORLADEYO in Turkey.
On November 2, 2023, we announced that Austria has approved the reimbursement of ORLADEYO for the targeted prophylaxis of HAE in patients 12 years of age or older.
On November 3, 2023, we announced that we expect to submit a U.S. supplemental new drug application for the pediatric use of ORLADEYO in 2025. The ongoing APeX-P clinical trial is assessing an oral granule formulation of ORLADEYO in pediatric HAE patients who are 2 to <12 years of age.
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
On October 26, 2023, we announced the enrollment of the first patient in a proof-of-concept clinical trial evaluating BCX10013. The goal of this proof-of-concept trial is to understand the preliminary efficacy and safety profile of once-daily dosing with BCX10013. If the results in patients living with PNH confirm its potential for a best-in-class profile, we plan to advance into a pivotal program in patients living with renal complement-mediated diseases. On November 3, 2023, we announced that we expect to report data from our ongoing proof-of-concept trial in 2024.
On November 3, 2023, we presented data at our R&D Day from the recently completed 160 mg cohort of our multiple ascending dose healthy volunteer trial, which highlights the strength and duration of alternative pathway suppression achieved at this dose level, supporting once-daily clinical dosing.
Oral C5 Inhibitor
On November 3, 2023, we announced that we are developing an oral C5 inhibitor that could be the first targeted oral therapy with competitive efficacy to currently approved injected and infused anti-C5 therapies, such as eculizumab and ravulizumab. A drug with this profile could enable patients with generalized myasthenia gravis (gMG) to switch from infused therapy and address their disease earlier in the treatment paradigm. gMG is a chronic autoimmune, neuromuscular disease that causes muscle weakness that worsens after periods of activity. We also announced that we expect to complete lead optimization in 2024 and begin clinical trials in 2025.
Bifunctional Complement Inhibitor
On November 3, 2023, we announced that we are developing a bifunctional complement inhibitor anti-C2 monoclonal antibody that also inhibits the alternative pathway. This investigational candidate could be a first-in-class combined inhibitor of the classical, lectin and alternative pathways of the complement system to treat complex renal complement-mediated diseases like IgAN and lupus nephritis, which are influenced by multiple complement pathways. We also announced that we expect to select a lead molecule in 2024 and begin clinical trials in 2025.
Oral C2 Inhibitor
On November 3, 2023, we announced that we are developing a classical and lectin pathway complement inhibitor to treat autoimmune hemolytic anemias, including cold agglutinin disease (CAD) and warm autoimmune hemolytic anemia (wAIHA). The limited approved options for treating diseases like CAD and wAIHA are injectable or infused. An oral C2 inhibitor developed by us could be first-in-class and allow patients to switch from infused therapy and address their disease earlier in the treatment paradigm. Inhibiting C2 could decrease red cell destruction (hemolysis) in autoimmune hemolytic anemias by blocking the classical and lectin pathways. We expect to select a lead molecule in 2025.

Netherton Syndrome

On November 3, 2023, we announced that we expect to begin clinical trials of BCX17725 in 2024. BCX17725 is a potent and selective investigational fusion protein KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying treatment for people with Netherton syndrome. Netherton syndrome is a rare, lifelong genetic disorder that often presents in neonates or infancy. The disease is caused by the deficiency of a natural inhibitor (SPINK5) of KLK5, a serine protease responsible for regulating skin shedding. Patients may have red, scaly and inflamed skin and susceptibility to recurrent immune reactions. Netherton syndrome can be life threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there is no approved treatment for Netherton syndrome.
Avoralstat
On November 3, 2023, we announced that we entered into a license agreement (the “Clearside Agreement”) with Clearside Biomedical, Inc. (“Clearside”), enabling us to develop our investigational plasma kallikrein inhibitor, avoralstat, with Clearside’s SCS Microinjector® to deliver avoralstat directly to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema (DME). DME is the most common cause of vision loss in individuals with diabetes, and at least one-third of patients have persistent DME despite anti-vascular endothelial growth factor therapies, which are administered via monthly injection. Avoralstat, which was previously studied in an oral formulation in a phase 3 trial in patients with HAE, has high potency and low solubility, two characteristics we believe are important to achieving potential efficacy with reduced dosing frequency in the eye for DME patients.
Under the Clearside Agreement, Clearside will receive a $5.0 million upfront license fee from us. Clearside is eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in three post-approval sales-based milestone payments as annual global net sales progress to $2.0 billion. We will pay Clearside tiered mid-single digit royalties on annual global net product sales, at three tiers, including a top tier of >$1.5 billion.
Results of Operations (three months ended September 30, 2023 compared to the three months ended September 30, 2022)
For the three months ended September 30, 2023, total revenues were $86.7 million as compared to $75.8 million for the three months ended September 30, 2022. The increase was primarily due to ORLADEYO net revenue, including royalties, of $85.7 million, an increase of $19.7 million. The increase in ORLADEYO net revenue was partially offset by a decrease in other net revenues of $8.8 million, primarily due to a RAPIVAB stockpiling sale to the U.S. Department of Health and Human Services (“HHS”) in the three months ended September 30, 2022.
Cost of product sales for the three months ended September 30, 2023 and 2022 was $1.1 million and $3.5 million, respectively. The decrease in cost of product sales was primarily associated with the peramivir product sales to our partners and the RAPIVAB stockpiling sale to HHS for the three months ended September 30, 2022, partially offset by an increase in ORLADEYO sales in the current year period.
The following table summarizes our research and development (“R&D”) expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	Three Months Ended September 30,
	2023	2022
R&D expenses by program:
Factor D program	$18,245	$27,031
Berotralstat	10,758	11,638
FOP	265	9,114
Peramivir	260	130
Galidesivir	241	253
Other research, preclinical and development costs	17,110	4,574
Total R&D expenses	$46,879	$52,740

R&D expenses decreased to $46.9 million for the three months ended September 30, 2023 from $52.7 million for the three months ended September 30, 2022, primarily due to reduced R&D investment following the discontinuation of the BCX9930 and BCX9250 programs announced in December and November 2022, respectively. In the table above, the BCX9930 program R&D expenses are within the Factor D program classification and the BCX9250 program R&D expenses are within the FOP classification. These reductions were partially offset by increased spending on other research, preclinical and development costs due to reallocating our R&D investment from the discontinuation of the BCX9930 and BCX9250 programs into our newly identified targets.
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2023 were $50.6 million compared to $36.9 million for the three months ended September 30, 2022. The increase was primarily due to increased investment to expand and enhance the U.S. commercial team and expanded international operations.
Interest expense for the three months ended September 30, 2023 was $27.3 million compared to $24.8 million for the three months ended September 30, 2022. The increase in interest expense was primarily associated with the interest accrued on the larger Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement (as defined below), which we entered into on April 17, 2023. The Pharmakon Loan Agreement provides for an initial term loan, the Tranche A Loan, in the principal amount of $300.0 million, which was funded on April 17, 2023 and was primarily used to repay the outstanding Athyrium Credit Agreement (as defined below) principal balance, outstanding interest accrued on the Athyrium term loans and associated prepayment and final payment fees totaling $263.0 million.
Interest expense for the three months ended September 30, 2023 included $17.3 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $9.9 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement. Interest expense for the three months ended September 30, 2022 included $18.5 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $6.3 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Athyrium Credit Agreement.
For the three months ended September 30, 2023, other income of $3.4 million was comprised primarily of interest income of $4.2 million and net foreign currency losses of $0.7 million. Other income of $1.2 million for the three months ended September 30, 2022 was comprised of interest income of $1.8 million and net foreign currency losses of $0.5 million.
Results of Operations (nine months ended September 30, 2023 compared to the nine months ended September 30, 2022)
For the nine months ended September 30, 2023, total revenues were $238.0 million as compared to $191.3 million for the nine months ended September 30, 2022. The increase was primarily due to ORLADEYO net revenue, including royalties, of $235.1 million, an increase of $54.2 million. The increase in ORLADEYO revenue was partially offset by a decrease in other net revenues of $7.5 million, primarily due to a RAPIVAB stockpiling sale to HHS in the nine months ended September 30, 2022.
Cost of product sales for the nine months ended September 30, 2023 and 2022 was $2.9 million and $4.0 million, respectively. The decrease in cost of product sales was primarily associated with the peramivir product sales to our partners and the RAPIVAB stockpiling sale to HHS during the nine months ended September 30, 2022, partially offset by an increase in ORLADEYO sales in the current year period.
The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	Nine Months Ended September 30,
	2023	2022
R&D expenses by program:
Factor D program	$70,064	$118,400
Berotralstat	29,931	26,810
FOP	1,068	17,710
Galidesivir	739	719
Peramivir	506	1,266
Other research, preclinical and development costs	44,206	15,185
Total R&D expenses	$146,514	$180,090
R&D expenses decreased to $146.5 million for the nine months ended September 30, 2023 from $180.1 million for the nine months ended September 30, 2022, primarily due to reduced R&D investment following the discontinuation of the BCX9930 and BCX9250 programs announced in December and November 2022, respectively. In the table above, the BCX9930 program R&D expenses are within the Factor D program classification and the BCX9250 program R&D expenses are within the FOP classification. These reductions were partially offset by increased spending on berotralstat development programs and other research, preclinical and development costs due to reallocating our R&D investment from the discontinuation of the BCX9930 and BCX9250 programs into our newly identified targets.
SG&A expenses for the nine months ended September 30, 2023 were $149.5 million compared to $109.2 million for the nine months ended September 30, 2022. The increase was primarily due to increased investment to expand and enhance the U.S. commercial team and expanded international operations.

Interest expense for the nine months ended September 30, 2023 was $83.7 million compared to $72.6 million for the nine months ended September 30, 2022. The increase in interest expense was primarily associated with the interest accrued on the larger Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement. Additionally, the increase in interest expense was due to the additional aggregate borrowing of $75.0 million of the Term B Loan and Term C Loan under the Athyrium Credit Agreement, which were funded on July 29, 2022.
Interest expense for the nine months ended September 30, 2023 included $56.1 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations, $17.8 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement and $9.5 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Athyrium Credit Agreement. Interest expense for the nine months ended September 30, 2022 included $57.8 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $14.7 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Athyrium Credit Agreement.
For the nine months ended September 30, 2023, other expense of $18.4 million was comprised primarily of a loss on extinguishment of debt of $29.0 million on the repayment of the term loans under the Athyrium Credit Agreement, partially offset by interest income of $11.3 million and net foreign currency losses of $0.7 million. Other income of $1.8 million for the nine months ended September 30, 2022 was comprised of interest income of $2.4 million, partially offset by net foreign currency losses of $0.6 million.
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
On April 17, 2023, we entered into a $450.0 million Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300.0 million (the “Tranche A Loan”), which was funded on April 17, 2023. We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay transaction costs and fees, and we intend to use the remaining net proceeds of approximately $25.8 million for other general corporate purposes. The Pharmakon Loan Agreement also provides for three additional term loan tranches in principal amounts of $50.0 million each, which we may request, at our option, on or prior to September 30, 2024. The maturity date of the Pharmakon Loan Agreement is April 17, 2028. See “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
In 2020 and 2021, we entered into the Royalty Purchase Agreements (as defined in “Note 6—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) with RPI 2019 Intermediate Finance Trust (“RPI”) and OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”). Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where we sell ORLADEYO directly or through distributors. In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. We are required to make payments to OMERS commencing with the calendar quarter beginning October 1, 2023. See “Note 6—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about these financing transactions.
As of September 30, 2023, we had net working capital of $411.7 million, an increase of approximately $0.7 million from $411.0 million at December 31, 2022. The increase in working capital was primarily the result of net proceeds of $25.8 million received following the funding of the Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement, substantially offset by normal operating expenses associated with the development of our product candidates and commercialization of ORLADEYO. Our principal sources of liquidity at September 30, 2023 were approximately $150.9 million in cash and cash equivalents and approximately $246.7 million in investments considered available-for-sale.
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
The restrictive covenants contained in the Pharmakon Loan Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. These covenants limit our ability to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of September 30, 2023, we were in compliance with the covenants under the Pharmakon Loan Agreement.
Critical Accounting Estimates
We have established various accounting policies that govern the application of U.S. GAAP, which were utilized in the preparation of our condensed consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.
While our significant accounting policies are more fully described in “Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
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
Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Condensed Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Under our contracts with BARDA/HHS and NIAID/HHS, revenue is recognized as reimbursable direct and indirect costs are incurred.

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
Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. During the nine months ended September 30, 2023, we evaluated our inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO, RAPIVAB, and peramivir and estimated those inventories at risk of obsolescence. Accordingly, we recorded an increase to the inventory valuation reserve of $0.2 million for a total reserve of $1.3 million as of September 30, 2023.
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
We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of these costs, our actual expenses could differ from our estimates. As of September 30, 2023 and December 31, 2022, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

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
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in our Condensed Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our stock option awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based stock options and restricted stock units for which no compensation expense is recognized until “performance” is deemed to have occurred. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.
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
Recent Accounting Pronouncements
“Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Pharmakon Loan Agreement. The Tranche A Loan under the Pharmakon Loan Agreement accrues interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 7.00% or, for each quarterly interest period in which a Pharmakon PIK Interest Payment is made, SOFR plus 7.25%. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Tranche A Loan. As of September 30, 2023, interest was accrued at an effective rate of 13.24% on the $300.0 million borrowing under the Pharmakon Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound. We also had other transactions denominated in foreign currencies during the nine months ended September 30, 2023, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan. Those sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, and Swedish Krona. Additionally, we have initiated operations in Canada and have foreign currency exposure to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the nine months ended September 30, 2023; however, we may do so in the future.
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
Item 4.    Controls and Procedures
We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Specifically, management has identified the following material weaknesses:
1.We have experienced staffing issues and do not have sufficient resources in our accounting function, which restricts our ability to perform requisite reviews and approval of manual journal entries posted to the general ledger.
2.We have experienced staffing issues and do not have sufficient resources in our accounting function, which restricts our ability to consistently execute review procedures over general ledger account reconciliations and other control activities over financial statement close processes.

Planned Remediation:
We have already commenced the following actions designed to improve our internal control over financial reporting to remediate these material weaknesses:
•hiring, developing and retaining incremental personnel with appropriate accounting and internal controls expertise;
•engaging a third-party specialist to assist management with improving the Company’s internal controls;
•reviewing and updating (as appropriate) the organizational design of the controllership function;
•reviewing and updating (as appropriate) our methodologies, policies and procedures designed to ensure adequate internal control over financial reporting, including underlying information technology and business process controls; and
•reviewing and updating (as appropriate) training programs on relevant internal control over financial reporting matters.
Management will continue to implement measures to remediate these material weaknesses, such that these controls are designed, implemented, and operating effectively.
We are currently working to improve our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting. These material weaknesses will not be considered remediated until the applicable remediated controls are operating for a sufficient period and management has concluded, through testing, that these controls are operating effectively. This is a high priority for the Company, and management is working promptly to address these issues.
Despite the existence of these material weaknesses, we believe the condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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
The global COVID-19 pandemic continues to affect the United States and global economies, and could cause disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business. For example, government orders and evolving business policies and procedures have impacted and may continue to impact, among other things: (1) our personnel and those of third parties on whom we rely, including our development partners, manufacturers, CROs, and others; (2) the conduct of our current and future clinical trials and commercial interactions; and (3) the operations of the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), and other health and governmental authorities, which could result in delays of reviews and approvals, including as we continue to expand internationally and bring ORLADEYO to additional global markets.
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
To receive the regulatory approvals necessary for the commercial sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy and safety; failure to demonstrate adequate benefit-risk balance; failure to achieve a commercially attractive and competitive product label; failure to achieve approval in commercially attractive indications; the occurrence of adverse events that are severe or medically or commercially unacceptable; our or our partners’ failure to comply with trial protocols, applicable regulatory requirements, or industry standards; or a determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or be approved in accordance with our development plans or at all. We cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all, or that the results of such trials will be sufficient to support regulatory approval for our product candidates.
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs, including our complement program (inclusive of BCX10013) and our other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments” in Part I, Item 2 of this report), could result in delays in or modifications to our trials or require the performance of additional unplanned trials. For example, dose-related observations in an ongoing BCX10013 nonclinical study reported earlier this year delayed the clinical program. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs, such as we experienced with BCX9930 in 2022 prior to discontinuing its development later that year.
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
•our product candidates may not prove to be either safe or effective for our targeted indications, or at all, or may produce unfavorable or inconclusive results;
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
As our programs advance, our costs are likely to increase. Our current and planned discovery, development, approval, and commercialization efforts will require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates; our ability to maintain regulatory approvals for, successfully commercialize, and achieve market acceptance of our products, including ORLADEYO; our ability to raise additional capital as and when needed; the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates; the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.
In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital as and when needed, or at all, may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for our complement program (including BCX10013) for diseases of the complement system and other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments” in Part I, Item 2 of this report), as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, rising inflation, increased interest rates, or disruption or instability in the banking industry, may restrict our future flexibility to raise capital as and when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital as and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information about our liquidity risks and capital requirements.
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19, rising inflation, increased interest rates, disruption or instability in the banking industry, a potential U.S. Government shutdown, or the conflicts in Ukraine and Israel. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
Adequate coverage and reimbursement in the United States and other markets is critical to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, the Inflation Reduction Act of 2022 (“IRA”) implements a number of drug pricing measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with the CMS. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on all drugs in Medicare Part D; allow the U.S. Government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, how insurance pharmacy benefit managers and other insurance providers that manage benefits for Medicare recipients will react to the IRA, or what impact, if any, such changes will have on the insurance coverage and profitability of our products or any of our product candidates, if approved for commercial use, in the future. The effect of the IRA on our business and the healthcare industry in general is not yet known.
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
We have diversified our pipeline to include the development of protein therapeutics, which may create additional risks and challenges.
We have diversified our pipeline beyond small-molecule medicines to develop protein therapeutics. The development of protein therapeutics may create additional risks and challenges, including, among others:
•patent protection for protein therapeutics may be narrower in scope than for our small-molecule medicines, and our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our protein therapeutic candidates or prevent others from designing around our claims;
•formulation issues with our protein therapeutic candidates may require redevelopment of the formulation, which may be time-consuming or unsuccessful;
•the patent applications that we own or in-license may fail to result in issued patents with claims that cover our protein therapeutic candidates in the United States or in other countries;
•our competitors may be able to more easily develop and seek patent protection on similar protein therapeutic candidates; and
•orally administered drugs are often less expensive and present a reduced treatment burden as compared to protein therapeutics and therefore would have competitive advantages if they were developed and shown to be safe and effective for the indication that our protein therapeutics product candidates are targeting.
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
•natural disasters and political and economic instability, including wars (e.g., the conflicts in Ukraine and Israel), terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (e.g., the ongoing COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;
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

We conduct operations in many countries outside of the United States involving transactions in a variety of currencies other than the U.S. dollar. These transactions include, without limitation, commercial sales, contract manufacturing, and clinical trial activities. Although most of our revenues and expenses are denominated in U.S. dollars, our commercial sales in Europe are primarily denominated in Euros and British Pounds. We also have foreign currency exposure to fluctuations in other foreign currencies, such as the Swiss Franc, Danish Krone, Swedish Krona, the Canadian Dollar, and Japanese yen. Changes in the value of these currencies relative to the U.S. dollar may impact our condensed consolidated operating results, including our revenues and expenses, causing fluctuations in our operating results from period to period and/or resulting in foreign currency transaction losses that adversely impact our results of operations, financial position, and cash flows. As we continue to expand our operations internationally, our exposure to foreign currency transaction gains or losses may become more significant. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk” in Part I, Item 3 of this report for additional information about our foreign currency risk.
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
Like other companies in our industry, our networks and infrastructure, as well as those of our third-party providers, may be vulnerable to cyber-attacks or intrusions, including by computer hackers, foreign governments, foreign companies, or competitors, or may be breached by employee error, malfeasance or other disruption. Cyber-attacks could also include the use of artificial intelligence (“AI”) and machine learning to launch more automated, targeted and coordinated attacks on targets. We are vulnerable to the risks of operational outages, loss of intellectual property due to industrial espionage, malware, and financial or data attacks via social engineering. These risks have increased as we have experienced significant growth in the number of our employees and the scope of our operations and as virtual and remote working have become more widely used, and sensitive data is accessed by employees working in less secure, home-based environments. A breakdown, invasion, corruption, destruction, or interruption of critical information technology systems could negatively impact operations. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, financial condition or results of operations.
Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our data security measures, which could harm our business. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems, or those of third parties with which we do business, and any such events could adversely affect our business. Similarly, the increasing use of AI and machine learning technology in the biopharmaceutical industry presents new risks and challenges. The use of AI-based software may lead to the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property, cause us to incur liabilities as the result of any breaches of confidentiality or impact our ability to comply with data security and privacy laws. Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2023, the 52-week range of the market price of our stock was from $6.62 to $14.50 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could divert management’s attention and adversely affect our ability to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, adversely affect our business and operating results and may negatively impact the trading price of our common stock.

Our management has identified material weaknesses in our internal control over financial reporting, as described in “Controls and Procedures” in Part I, Item 4 of this report. As further described in that section, we are implementing measures, and will continue to implement measures, to remediate the material weaknesses identified by management and to improve our internal control over financial reporting such that these controls are designed, implemented, and operating effectively. These material weaknesses will not be considered remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Remediating the material weaknesses could take longer than expected and divert management’s attention away from other areas of the business.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Although we believe the condensed financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP, any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting could also restrict our future access to the capital markets.
Future sales and issuances of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2023, there were 204,809,380 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of October 31, 2023, there were 33,450,125 stock options and restricted stock units outstanding and 11,994,917 shares available for issuance under our Amended and Restated Stock Incentive Plan, 6,326,168 stock options and restricted stock units outstanding and 102,469 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,454,406 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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
In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act of 1933, as amended (the “Securities Act”). Our registration obligations pursuant to the Registration Rights Agreement cover all shares then held or thereafter acquired by the Baker Entities, for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. On May 10, 2017, we filed a registration statement on Form S-3 with respect to 11,710,951 shares of common stock held by the Baker Entities. Subsequently, on November 21, 2019, certain of the Baker Entities acquired pre-funded warrants to purchase 11,764,706 shares of our common stock at a price of $1.69 per warrant. In addition, on June 1, 2020, we issued to certain of the Baker Entities pre-funded warrants to purchase 3,511,111 shares of our common stock at a price of $4.49 per warrant. All such warrants have since been exercised at an exercise price of $0.01 per share. If the Baker Entities, by exercising their registration rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.

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
Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of Delaware, our Certificate of Incorporation or Amended and Restated Bylaws, or (iv) any action against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This exclusive forum provision does not apply to establish the Delaware Court of Chancery as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.
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
A wide variety of events beyond our control, such as natural disasters (including as a result of climate change), epidemic or pandemic disease outbreaks (such as the ongoing COVID-19 pandemic), trade wars, armed conflict, political unrest, government shutdowns, or other events could disrupt our business or operations or those of our development partners, manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains or trade to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See, for example, “Risk Factors—General Risk Factors—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.” In addition, other events, such as the armed conflicts in Ukraine and Israel, or rising tensions between China and Taiwan, could adversely impact our business. For example, the conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyber-attacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.

Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of rising inflation, increased interest rates, disruption or instability in the banking industry, the effects of the ongoing COVID-19 pandemic, foreign exchange rate fluctuations, a potential U.S. Government shutdown, and the conflicts in Ukraine and Israel. The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.

Unstable market and economic conditions could materially affect our ability to access the equity or debt capital markets or obtain other sources of capital in the future, which could negatively affect our liquidity. In addition, a recession or market correction could materially affect our business and the value of our common stock.

Market and economic conditions continue to evolve, with the ultimate impacts being uncertain and subject to change. These effects could be material, and we will continue to monitor the economic climate, COVID-19 pandemic, and the conflicts in Ukraine and Israel closely. We do not yet know the full extent and magnitude of the impacts that these developments will have on our business, on the healthcare system, or on the global economy. In addition, unstable market conditions could have the effect of heightening many of the other risks described in this “Risk Factors” section.
We are subject to legal proceedings, which could harm our reputation or result in other losses or unexpected expenditure of time and resources.
From time to time, we may be involved in disputes, including, without limitation, disputes with our employees, collaborative partners, and third-party vendors. We may be called upon to initiate legal proceedings or to defend ourselves in such legal proceedings relating to our relationships with these parties, our decisions and actions or omissions with respect thereto, and our business. In addition, if our stock price is volatile, we may become involved in securities class action lawsuits in the future. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceeding. An unfavorable outcome in any such proceeding could have an adverse impact on our business, financial condition and results of operations. Any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could harm our reputation and result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.
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

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated By-Laws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

10.1*	BioCryst Pharmaceuticals, Inc. Employee Stock Purchase Plan (as amended and restated as of July 7, 2023). Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 7, 2023.

(10.2)*	BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated as of October 26, 2023).

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL (contained in Exhibit 101).
( )	Filed or furnished herewith.
*	Management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2023.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer and Interim Principal Accounting Officer)