Form 10-K
period 2023-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2024-02-27
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant estimates that the aggregate market value of the Common Stock on June 30, 2023 (based upon the closing price shown on the Nasdaq Global Select Market on June 30, 2023) held by non-affiliates was $1,322,900,797.
The number of shares of Common Stock, par value $0.01, of the registrant outstanding as of February 23, 2024 was 206,149,929 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed in connection with the solicitation of proxies for its 2024 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 under Part III hereof.

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
•the potential for out-licensing of late-stage development and commercialization of BCX10013;
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
•estimates of our revenues, expenses, capital requirements, annual cash utilization, and our needs for additional capital or financing;
•the timing or likelihood of regulatory filings or regulatory agreements, deferrals, approvals, and other decisions;
•our ability to manage our liquidity needs to fund our operations or repay our recourse debt obligations;
•our financial performance;

•statements and projections regarding financial goals, including timing for achieving profitability or positive cash flow;
•our ability to remediate any material weakness in our internal control over financial reporting; and
•competitive companies, technologies, and our industry.
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
•We have incurred losses since our inception and may never be profitable.
•We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations.
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
•If we fail to obtain additional financing or acceptable partnership arrangements if and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations.
•If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, the sales of our products could be adversely affected.

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
•We are subject to various laws and regulations related to our products and product candidates, and if we or our employees, consultants, or partners do not comply with these laws and regulations, we could face substantial penalties and our reputation could be harmed. In addition, we and our partners may be subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners’ ability to market our products or develop our product candidates.
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
•Cyber incidents and related disruptions in our or our third-party vendors’ information technology systems could adversely affect our business.
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
•Future acquisitions, strategic investments, partnerships, alliances, or divestitures could fail to meet our expectations and/or adversely affect our operating results and financial condition.

•Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interests of other stockholders.
•Our stock price has been, and is likely to continue to be, highly volatile, which could cause the value of an investment in our common stock to decline significantly.
•We have identified a material weakness in our internal control over financial reporting. This material weakness could divert management’s attention and adversely affect our ability to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, adversely affect our business and operating results and may negatively impact the trading price of our common stock.
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

PART I
ITEM 1.    BUSINESS
Our Business
We are a global biotechnology company with a deep commitment to improving the lives of people living with complement-mediated and other rare diseases. We leverage our expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and protein therapeutics to target difficult-to-treat rare diseases. Structure-guided drug design is a drug discovery approach by which we design synthetic compounds from detailed structural knowledge of the active sites of targets associated with particular diseases. We use X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the protein targets that control cellular biology. Our goal generally is to design a compound that will fit in the active site of a protein target and thereby prevent its activity.
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

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights*

ORLADEYO® (berotralstat)	Oral Serine Protease Inhibitor Targeting Kallikrein (once-daily treatment)	Hereditary angioedema	Approved (United States and multiple global markets)	BioCryst (worldwide)**

	Oral Serine Protease Inhibitor Targeting Kallikrein (once-daily treatment for patients who are 2 to <12 years of age)	Hereditary angioedema	Phase 3	BioCryst (worldwide)**

BCX10013	Oral Factor D Inhibitor	Complement-mediated diseases	Phase 1	BioCryst (worldwide)

RAPIVAB® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	Approved (United States, Australia & Canada)	BioCryst (worldwide, except Japan, Taiwan, Korea and Israel)

RAPIACTA® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal Influenza	Approved (Japan & Taiwan)	Shionogi & Co., Ltd. (Japan & Taiwan)

PERAMIFLU® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal Influenza	Approved (Korea)	Green Cross Corporation (Korea)
*     See “Business—Collaborations and In-License Relationships” for a description of our relationships with the third parties identified in this column.
**    We share rights in Japan with Torii Pharmaceutical Co., Ltd.

In addition to the molecules referenced in the table above, we are pursuing medicines directed at other targets across the classical, lectin and alternative pathways of the complement system, as well as inhibitors designed to treat patients with Netherton syndrome and diabetic macular edema. See “Business—Products and Product Candidates” below for additional details.
Business Strategy
Our business strategy is twofold: to serve patients and to create stockholder value both by focusing our discovery and development efforts on potential first-in-class or best-in-class oral small-molecule and protein therapeutics to target difficult-to-treat rare diseases and by efficiently commercializing these drugs in the United States and certain other regions upon regulatory approval. By focusing on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
We select disease targets and product candidates in which an oral small molecule or protein therapeutic has the potential to be best-in-class or would be the first to market. We strive to advance our product candidate portfolio from discovery to commercial markets efficiently by utilizing a small group of talented and highly-skilled employees working in conjunction with strategic outsource partners. We are unique in our approach to treat difficult-to-treat rare diseases with orally-administered small molecules and with protein therapeutics, each identified by utilizing crystallography and structure-guided drug design. The principal elements of our strategy are:
•Focusing on High Value-Added Structure-Guided Drug Design Technologies. We utilize structure-guided drug design in order to most efficiently develop new therapeutic candidates. Structure-guided drug design is a process by which we design a product candidate through detailed structural analysis of the protein target, which the product candidate must inhibit in order to stop the progression of the disease or disorder. We believe that structure-guided drug design is a powerful tool for the efficient development of small-molecule and protein therapeutic product candidates that have the potential to be safe and effective. Our structure-guided drug design technologies typically allow us to design and synthesize multiple product candidates that inhibit the same protein target, with the goal of establishing broad intellectual property protection and formulating compounds with competitive advantages.
•Selecting Inhibitors that are Promising Product Candidates. We start by selecting disease targets with well-understood biology and characteristics that fit with our ability to utilize structure-guided drug design capabilities to build potent and specific inhibitors. Next, we narrow our selection of these product candidates based on product characteristics, such as initial indications of safety and biologic activity on the target.
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
Products and Product Candidates
ORLADEYO (Berotralstat)
ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of hereditary angioedema (“HAE”) attacks. HAE is a rare, severely debilitating and potentially fatal genetic condition with an estimated prevalence of between 1 in 33,000 to 1 in 67,000 people. HAE symptoms include recurrent episodes of edema in various locations, including the hands, feet, face, genitalia and airway. Airway swelling is particularly dangerous and can lead to death by asphyxiation. In addition, patients often have bouts of severe abdominal pain, nausea and vomiting caused by swelling in the intestinal wall. By inhibiting plasma kallikrein, ORLADEYO suppresses bradykinin production. Bradykinin is the mediator of acute swelling attacks in HAE patients.
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
In 2021, we announced that ORLADEYO received approvals in the European Union (the “EU”), Japan, the United Arab Emirates (“UAE”) and the United Kingdom, and in 2022, we announced that ORLADEYO received approvals in Canada, Switzerland, Saudi Arabia, and Israel.
Under our agreement with Torii, our collaborative partner for the commercialization of ORLADEYO in Japan, we are entitled to receive tiered royalty payments, ranging from 20% to 80% of net sales of ORLADEYO in Japan during each calendar year. See “Collaborations and In-License Relationships” below for a description of our relationship with Torii.
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
On February 21, 2023, we announced that the Canadian Agency for Drugs and Technologies in Health Canadian Drug Expert Committee issued a final draft positive recommendation for ORLADEYO to be reimbursed for the routine prevention of HAE attacks in adults and pediatric patients 12 years of age and older.
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

On May 22, 2023, we announced that the Public Health Institute of Chile granted marketing authorization for ORLADEYO for the prophylaxis of HAE in patients 12 years of age or older. We have an exclusive collaboration with Pint Pharma GmbH (“Pint Pharma”) to register and promote ORLADEYO in the pan-Latin America region. Under the terms of the agreement, Pint Pharma is responsible for obtaining and maintaining all marketing authorizations and for commercializing ORLADEYO in the region.

On July 19, 2023, we announced that we entered into a collaboration with Er-Kim Pharmaceuticals to commercialize ORLADEYO in Turkey.

On November 2, 2023, we announced that Austria approved the reimbursement of ORLADEYO for the targeted prophylaxis of HAE in patients 12 years of age or older.

On November 3, 2023, we announced that we expect to submit a U.S. supplemental new drug application for the pediatric use of ORLADEYO in 2025. The ongoing APeX-P clinical trial is assessing an oral granule formulation of ORLADEYO in pediatric HAE patients who are 2 to <12 years of age.

On November 10, 2023, we announced new analyses of real-world use of ORLADEYO leading to a reduction in monthly attack rates in patients with HAE who have normal C1-inhibitor level and function. We also announced a new post-hoc analysis from the APeX-S clinical trial that showed a sustained reduction in HAE attacks compared to patients’ self-reported baseline attack rates.

On November 21, 2023, we announced that the Spanish Ministry for Health granted marketing authorization for ORLADEYO for the routine prevention of recurrent HAE attacks in HAE patients 12 years and older.

On November 29, 2023, we announced that the National Administration of Drugs, Foods, and Medical Devices in Argentina granted approval for ORLADEYO for the prophylaxis of HAE attacks in adults and pediatric patients 12 years of age or older.

On December 19, 2023, we announced that data from the open-label extension of the APeX-2 trial of ORLADEYO for the prophylactic treatment of HAE in patients 12 years and older have been published online by the Journal of Allergy and Clinical Immunology: In Practice (JACI: In Practice). The authors concluded that ORLADEYO was generally well tolerated, provided rapid and sustained reductions in HAE attacks and improved quality of life over the study duration of 96 weeks.

On February 19, 2024, we announced that the Italian Medicines Agency finalized reimbursement and recommended ORLADEYO for the routine prevention of recurrent attacks of HAE in eligible patients 12 years and older.

On February 23, 2024, we announced new analyses of real-world use of ORLADEYO that showed patients who initiated ORLADEYO experienced rapid, substantial and sustained reductions in attack rates through 18 months of treatment regardless of the severity of their disease, their history of prior prophylaxis or their C1-inhibitor level and function.
On each of December 7, 2020 and November 19, 2021, we entered into a Purchase and Sale Agreement with RPI 2019 Intermediate Finance Trust (“RPI”), pursuant to which we sold to RPI the right to receive certain royalty payments from the Company (the “RPI Royalty Purchase Agreements”). On November 19, 2021, we also entered into a Purchase and Sale Agreement (the “OMERS Royalty Purchase Agreement” and, collectively with the RPI Royalty Purchase Agreements, the “Royalty Purchase Agreements”) with OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”), pursuant to which we sold to OMERS the right to receive certain royalty payments from the Company. The transactions contemplated under the Royalty Purchase Agreements are referred to herein as the “Royalty Sales.” See “Note 8—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the Royalty Purchase Agreements.
We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and three full years of commercialization experience with ORLADEYO in the United States from 2021 through 2023, we anticipate the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect approximately 80 percent of our revenue at peak to come from the United States. Based on three full years of commercialization experience with ORLADEYO, we believe there is a seasonal impact to our business in the first quarter of each year due to typical first quarter requirements from payors for prescription reauthorization of specialty products, like ORLADEYO, that can temporarily move patients from paid drug to free product. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part I, Item 1A of this report for further discussion of these risks.

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
BCX10013
BCX10013 is a potential once-daily, oral Factor D inhibitor, which targets the alternative pathway of complement. Factor D is an essential enzyme in the alternative pathway, thus making Factor D an attractive target to address complement-mediated diseases. On January 9, 2023, we announced that initial data from ongoing phase 1 single ascending dose and multiple ascending dose trials in healthy volunteers showed rapid, sustained and >97 percent suppression of the alternative pathway of the complement system 24 hours following a single 110 mg dose, and that BCX10013 had been safe and generally well-tolerated at all doses studied to date. On February 21, 2023, we announced that dose-related observations in an ongoing BCX10013 nonclinical study would delay the clinical program.
On August 3, 2023, we announced that we began opening clinical trial sites for a dose-ranging trial in patients with paroxysmal nocturnal hemoglobinuria (“PNH”) and expected to begin patient enrollment (in countries without other approved therapies) by the end of the year. On October 26, 2023, we announced the enrollment of the first patient in a proof-of-concept clinical trial evaluating BCX10013, and on November 3, 2023, we announced that we expect to report data from our ongoing proof-of-concept trial in 2024. On November 3, 2023, we also presented data at our R&D Day from the recently completed 160 mg cohort of our multiple ascending dose healthy volunteer trial, which highlights the strength and duration of alternative pathway suppression achieved at this dose level, supporting once-daily clinical dosing.
On January 5, 2024, we announced that, if our ongoing proof-of-concept trial produces best-in-class data, we plan to out-license late-stage development and commercialization of BCX10013 to a partner that can drive the speed and breadth of investment required to accelerate BCX10013 for patients across multiple complement-mediated diseases and maximize the commercial potential of the program.
Under the RPI Royalty Purchase Agreements, RPI will be entitled to receive tiered, sales-based royalties on net product sales, if any, of BCX10013, as well as tiered, profit share amounts from certain other permitted sales in certain markets. See “Note 8—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the RPI Royalty Purchase Agreements.
Oral C5 Inhibitor
On November 3, 2023, we announced that we are developing an oral C5 inhibitor that could be the first targeted oral therapy with competitive efficacy to currently-approved injected and infused anti-C5 therapies, such as eculizumab and ravulizumab. A drug with this profile could enable patients with generalized myasthenia gravis (“gMG”) to switch from infused therapy and address their disease earlier in the treatment paradigm. gMG is a chronic autoimmune, neuromuscular disease that causes muscle weakness that worsens after periods of activity.
Bifunctional Complement Inhibitor
On November 3, 2023, we announced that we are developing a bifunctional complement inhibitor anti-C2 monoclonal antibody that also inhibits the alternative pathway. This investigational candidate could be a first-in-class combined inhibitor of the classical, lectin and alternative pathways of the complement system to treat complex renal complement-mediated diseases like Immunoglobulin A Nephropathy (“IgAN”) and lupus nephritis, which are influenced by multiple complement pathways.

Oral C2 Inhibitor
On November 3, 2023, we announced that we are developing a classical and lectin pathway complement inhibitor to treat autoimmune hemolytic anemias, including cold agglutinin disease (“CAD”) and warm autoimmune hemolytic anemia (“wAIHA”). The limited approved options for treating diseases like CAD and wAIHA are injectable or infused. An oral C2 inhibitor developed by us could be first-in-class and allow patients to switch from infused therapy and address their disease earlier in the treatment paradigm. Inhibiting C2 could decrease red cell destruction (hemolysis) in autoimmune hemolytic anemias by blocking the classical and lectin pathways.

Netherton Syndrome

On November 3, 2023, we announced that we are developing BCX17725, a potent and selective investigational fusion protein KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying treatment for people with Netherton syndrome. Netherton syndrome is a rare, lifelong genetic disorder that often presents in neonates or infancy. The disease is caused by the deficiency of a natural inhibitor (SPINK5) of KLK5, a serine protease responsible for regulating skin shedding. Patients may have red, scaly and inflamed skin and susceptibility to recurrent immune reactions. Netherton syndrome can be life-threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there is no approved treatment for Netherton syndrome.

Avoralstat

On November 3, 2023, we announced that we entered into a license agreement (the “Clearside Agreement”) with Clearside Biomedical, Inc. (“Clearside”), enabling us to develop our investigational plasma kallikrein inhibitor, avoralstat, with Clearside’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema (“DME”). DME is the most common cause of vision loss in individuals with diabetes, and at least one-third of patients have persistent DME despite anti-vascular endothelial growth factor therapies, which are administered via monthly injection. Avoralstat, which was previously studied in an oral formulation in a phase 3 trial in patients with HAE, has high potency and low solubility, two characteristics we believe are important to achieving potential efficacy with reduced dosing frequency in the eye for DME patients.

Under the Clearside Agreement, Clearside received a $5.0 million upfront license fee from us. Clearside is eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in three post-approval sales-based milestone payments as annual global net sales progress to $2.0 billion. We will pay Clearside tiered mid-single digit royalties on annual global net product sales, at three tiers, including a top tier of >$1.5 billion.
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
In September 2018, the U.S. Department of Health and Human Services (“HHS”) awarded us a $34.7 million contract for the procurement of up to 50,000 doses of RAPIVAB over a five-year period to supply the Strategic National Stockpile for use in a public health emergency. We initially delivered 20,000 doses of RAPIVAB under this contract in 2019 for a total price of approximately $13.9 million. We further delivered 20,000 and 9,980 doses of RAPIVAB in 2022 and 2021, respectively, and recorded revenue of $13.9 million and $6.9 million for the years ending December 31, 2022 and 2021, respectively. As of December 31, 2022, we had delivered a total of 49,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract, effectively completing the contract with HHS.
Collaborations and In-License Relationships
ORLADEYO
Torii Pharmaceutical Co., Ltd. (“Torii”)
On November 5, 2019, we entered into a Commercialization and License Agreement with Torii (the “Original Torii Agreement”), granting Torii the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in Japan. Under the Original Torii Agreement, we received an upfront, non-refundable payment of $22.0 million. We received an additional milestone payment of $15.0 million in the second quarter of 2021 upon receipt from the Japanese National Health Insurance System (“NHI”) of a reimbursement price approval for ORLADEYO. On November 30, 2023, we entered into an Amended and Restated Commercialization and License Agreement with Torii (as amended, the “Torii Agreement”).
Under the Torii Agreement, we are entitled to receive tiered royalty payments, ranging from 20% to 80% of annual net sales of ORLADEYO in Japan during each calendar year. We are now responsible for all commercial promotion activities to support ORLADEYO sales in Japan, and Torii will be responsible for HAE disease awareness activities in Japan. We will receive a 20% royalty on annual Japanese sales below a prespecified threshold and an 80% royalty on annual Japanese sales above the prespecified threshold.
Torii’s updated royalty payment obligations commenced upon November 30, 2023 and expire upon the later of (i) the tenth anniversary of the date of first commercial sale of ORLADEYO in Japan, (ii) the expiration of our patents covering ORLADEYO, and (iii) the expiration of regulatory exclusivity for ORLADEYO in Japan.
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
Shionogi Royalty Financing and Non-Recourse Notes Payable
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
In September 2014, Royalty Sub was unable to pay the full amount of interest payable in September 2013 by the next succeeding payment date for the PhaRMA Notes, which was September 1, 2014. This inability constituted an event of default under the terms of the Indenture. As of December 31, 2023, the PhaRMA Notes remained in default. We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021. See “Note 8—Royalty Financing Obligations—RAPIACTA—Non-Recourse Notes Payable—Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about the write-off.
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
Additional Collaborations
We have previously entered into contracts with the U.S. Government, including the procurement contract with HHS for up to 50,000 doses of RAPIVAB over a five-year period to supply the Strategic National Stockpile for use in a public health emergency and contracts with the National Institute of Allergy and Infectious Diseases within the HHS (“NIAID/HHS”) and BARDA/HHS for the development of galidesivir, as more fully discussed in “Note 15—Collaborative and Other Relationships” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2022, we had delivered a total of 49,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the procurement contract, effectively completing the contract with HHS, and all of our government funding for galidesivir has expired.
We also have non-material license agreements with certain third parties, such as Albert Einstein College of Medicine of Yeshiva University (“AECOM”), Industrial Research, Ltd. (“IRL”), and the University of Alabama at Birmingham (“UAB”), which require that we make certain payments related to development of the product candidates covered by these agreements, net sales on any resulting product made by us, and annual license fees. We licensed a series of potent inhibitors of purine nucleoside phosphorylase (“PNP”) from AECOM and IRL, as well as an exclusive worldwide license of galidesivir for any antiviral use, and we have agreements with UAB for influenza neuraminidase and complement inhibitors. There is currently no activity between us and UAB on these agreements, but when we license this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts received.

As discussed above under “Products and Product Candidates” and in “Note 15—Collaborative and Other Relationships” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, we entered into the Clearside Agreement to develop our investigational plasma kallikrein inhibitor, avoralstat, with Clearside’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with DME.
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
As of December 31, 2023, we have been issued approximately 39 U.S. patents that expire between 2027 and 2039 and that relate to our kallikrein inhibitor compounds, neuraminidase inhibitor compounds, broad-spectrum antiviral (“BSAV”) compounds, PNP inhibitor compounds, and complement-mediated disease program compounds. We have licensed a number of compounds protected by certain composition of matter patents from AECOM and IRL, totaling two additional U.S. patents that expire between 2024 and 2029. Additionally, we have approximately 28 Patent Cooperation Treaty or U.S. patent applications pending related to kallikrein inhibitor compounds, neuraminidase inhibitor compounds, BSAV compounds, PNP inhibitor compounds, KLK5 program compounds, and complement-mediated disease program compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any, jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our products and product candidates, we may rely on data exclusivity, or in some cases, method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.
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
HAE
HAE is an autosomal dominant disease characterized by painful, unpredictable, recurrent attacks of inflammation affecting the hands, feet, face, abdomen, urogenital tract, and the larynx. The inflammation can be disfiguring, debilitating, or in the case of laryngeal attacks, life-threatening. Prevalence for HAE is uncertain but is estimated to be approximately 1 case per 33,000 to 67,000 persons without known differences among ethnic groups and is caused by deficient (Type I) or dysfunctional (Type II) levels of C1-Inhibitor (“C1-INH”), a naturally occurring molecule that is known to inhibit kallikrein, bradykinin, and other serine proteases in the blood. If left untreated, HAE can result in a mortality rate as high as 50% primarily due to upper airway obstruction. There are several licensed therapies for HAE, including the following:
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
•Bradykinin receptor antagonist — Firazyr® (icatibant) and generic icatibant are indicated for the treatment of acute attacks and are administered by subcutaneous administration.
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

We are aware of a number of HAE therapies in clinical development that, if approved, may compete with ORLADEYO. These include:

Company	Asset	Mechanism of Action	Route of Administration	Trial Phase	Role in Therapy
KalVista	Sebetralstat	Kallikrein inhibitor	Oral	III	Acute
Pharvaris	PHA121 (PHVS416/PHVS719)	B2 receptor antagonist	Oral	II/III	Acute and Prophylaxis
Attune	ATN-249	Kallikrein inhibitor	Oral	I/Potentially Inactive
CSL	Garadacimab	Anti-factor XII mAb	Subcutaneous	Filed	Prophylaxis
Ionis	Donidalorsen	Prekallikrien Antisense	Subcutaneous	III	Prophylaxis
Astria	STAR-0215	Kallikrein inhibitor	Subcutaneous	Ib/II	Prophylaxis
ADARx	ADX-324	siRNA	Subcutaneous	I	Prophylaxis
Intellia	NTLA-2002	Gene Editing	IV	I/II	Curative
BioMarin	BMN-331	Gene Therapy	IV	I/II	Curative
Complement-Mediated Diseases
Several rare diseases are known to be mediated by defects of the complement system, including, but not limited to, PNH, atypical hemolytic uremic syndrome (“aHUS”), complement 3 glomerulopathy (“C3G”), IgAN, and myasthenia gravis. Alexion’s (part of AstraZeneca Rare Disease) Soliris® (eculizumab) is a C5 inhibitor approved for PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder. Soliris had global sales of over $3.1 billion in 2023. Alexion also received FDA approval for Ultomiris® (ravulizumab), a longer-acting C5 inhibitor, as a treatment for PNH in late 2018, aHUS in late 2019, and myasthenia gravis in 2022. Global sales for Ultomiris were over $2.6 billion in 2023. Apellis Pharmaceuticals, Inc.’s Empaveli® is a C3 inhibitor approved for PNH in the United States and Europe in 2021.
We are aware of a number of complement pathway-based products in development, which include:

Company	Asset	Mechanism of Action	Route of Administration	Trial Phase
Apellis	Empaveli® (pegcetacoplan)	C3 Inhibitor	Subcutaneous	Approved
Akari	Nomacopan	C5 Inhibitor	Subcutaneous	III
Roche	Crovalimab (RG6107)	C5 Inhibitor	IV / Subcutaneous	Filed (approved outside U.S.)
Regeneron	Pozelimab	C5 Inhibitor	IV / Subcutaneous	III
Omeros	Narsoplimab OMS906	MASP-2 Inhibitor MASP-3 Inhibitor	IV / Subcutaneous Subcutaneous	BLA I
AstraZeneca	Danicopan (ALXN2040)	Factor D Inhibitor	Oral	Filed (approved outside U.S.)
	Gefurulimab (ALXN1720)	C5 Inhibitor	Subcutaneous	III
	Vemircopan (ALXN2050)	Factor D Inhibitor	Oral	II
Novartis	Fabhalta® (Iptacopan)	Factor B Inhibitor	Oral	Approved
Amgen	Tavneos® (avacopan)	C5aR Inhibitor	Oral	Approved
Ra / UCB	Zilbrysq® (Zilucoplan)	C5 Inhibitor	Subcutaneous	Approved
Alnylam	Cemdisiran	C5 Inhibitor	Subcutaneous	II

Amgen (Phase 3), Samsung (marketed in Europe and Japan as EPYSQLI®), and Isu Abxis are also in clinical trials developing biosimilars of eculizumab.
Certain diseases that are mediated by defects of the complement system, such as IgAN, may also have pathology that is mediated by other mechanisms. Products that are not inhibitors of the complement system, such as Tarpeyo (DR-budesonide) for IgAN, may change the treatment landscape and future competitive environment for our products.
Antivirals
The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for RAPIVAB (peramivir injection) include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements, and reimbursement. A number of products are currently available in the United States and/or other countries, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines, F. Hoffmann-La Roche Ltd.’s (“Roche”) TAMIFLU® (oseltamivir), generic oseltamivir, GlaxoSmithKline plc’s RELENZA®, Genentech and Shionogi’s XOFLUZA® and Daiichi Sankyo Co., Ltd.’s (“Daiichi”) INAVIR®. In addition, FUJIFILM Corporation’s favipiravir, a polymerase inhibitor, is approved in Japan.
Various government entities throughout the world are offering incentives, grants, and contracts to encourage additional investment into preventative and therapeutic agents against influenza, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors.
Netherton Syndrome
Netherton syndrome is a rare, lifelong genetic disorder that often presents in neonates or infancy. The disease is caused by the deficiency of a natural inhibitor (SPINK5) of KLK5, a serine protease responsible for regulating skin shedding. While there is currently no approved treatment for Netherton syndrome, we are aware of a number of therapies in development for treatment that, if approved, may compete with BCX17725. In particular, Quoin Pharmaceuticals Ltd.’s QRX-003 currently in Phase III and Daiichi’s DS-2325a currently in Phase Ib/II are in clinical trials for the treatment of Netherton syndrome.
Diabetic Macular Edema
Pursuant to the Clearside Agreement, we are developing our investigational plasma kallikrein inhibitor, avoralstat, with Clearside’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with DME. There are several approved anti-vascular endothelial growth factor (“anti-VEGF”) therapies available for the treatment of DME, including Roche’s VABYSMO® (faricimab-svoa) and Regeneron Pharmaceuticals, Inc.’s EYLEA® (aflibercept). In addition, we are aware of a number of products in development that would offer alternatives to anti-VEGF therapies, which could affect the competitive environment for our products. In particular, Rezolute Inc.’s oral plasma kallikrein inhibitor RZ-402 is currently in phase II for diabetic macular edema.
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
•warning or untitled letters;
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
Phase 3 — If a compound is found to be potentially effective and to have an acceptable safety profile in phase 2 evaluations, phase 3 clinical trials, also sometimes called pivotal studies, major studies, or advanced clinical trials, are typically undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

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
•the willingness of patients to participate; and
•the availability of patients meeting the eligibility criteria.
Delays in planned patient enrollment may result in increased expense and longer development timelines. A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure. Good clinical practice standards are required for clinical studies regardless of the location of the study.
In general, the FDA requires that at least two adequate and well-controlled clinical trials be conducted. After successful completion of the required clinical testing, generally an NDA is submitted. Upon receipt of the NDA, the FDA will review the application for completeness. Within 60 days, the FDA will determine if the application is sufficiently complete to warrant full review and will consider the application “filed” at that time. Also upon receipt of the application, the FDA will assign a review priority to the application. Priority review applications are usually reviewed within 6 months; standard review applications are usually reviewed within 10 months. The FDA may refer NDAs for new molecular entities to an appropriate advisory committee for review and evaluation in regard to providing a recommendation as to whether the application should be approved. The FDA is not bound to follow the recommendation of an advisory committee.
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
Post-Approval
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
The FDA’s interpretation of the scope of orphan drug exclusivity may change. In light of recent litigation and FDA announcements, the scope of orphan drug exclusivity and other issues relating to the FDA’s implementation of the Orphan Drug Act with respect to both previously approved and future products continues to evolve and may be the subject of further litigation or legislative action.
Fast Track Designation
Under the Fast Track program, the sponsor of an IND may request the FDA to designate the drug candidate as a Fast Track drug if it is intended to treat a serious or life-threatening condition and data demonstrate its potential to fulfill an unmet medical need. The FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. Once the FDA designates a drug as a Fast Track candidate, it is required to facilitate the development and expedite the review of that drug by providing more frequent communication with, and guidance to, the sponsor. The key benefits of Fast Track Designation are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted), and accelerated approval, if relevant criteria are met.
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

Breakthrough Therapy Designation
In addition, the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”) established the Breakthrough Therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, the FDA will provide more intensive guidance on the drug development program and expedite its review.
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”) amending the Federal Food, Drug, and Cosmetic Act (“FDCA”), Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the drug product previously approved under an NDA, known as the reference listed drug (“RLD”), and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book. Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for NDAs containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification (discussed further below), in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.
Hatch-Waxman Patent Certification and the 30 Month Stay
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.
A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.
505(b)(2) New Drug Applications
As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section

505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.
To the extent that a Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.
Pediatric Studies and Exclusivity
Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With the enactment of FDASIA, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application.
Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments. Those Amendments permit a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and ultimate approval. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Foreign Regulation
In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval, commercial sales, and distribution of drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. Some countries, such as certain countries in Latin America and in the Middle East, have review processes and data requirements similar to those of the European Union, and, in some cases, can rely on prior marketing approval from U.S. or EU regulatory authorities. The regulatory process in these countries may include manufacturing/testing facility inspections, testing of drug product upon importation and other domestic requirements. Certain Asian countries may require local clinical-trial data for bridging purposes as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. In most of the Asian markets, registration timelines depend on marketing approval in the United States or the European Union.
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
In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014 (the “Regulation”), which replaced the Clinical Trials Directive. The Regulation came into effect on January 31, 2022 with a three-year transition period in which clinical trial sponsors will be able to choose among different submission pathways. The Regulation, which is directly applicable in all EU member states, aims to simplify and streamline the approval of clinical trials in the European Union. For instance, the Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.
Manufacturing and import into the European Union of investigational medicinal products for use in clinical trials is subject to the holding of appropriate authorizations and must be carried out in accordance with cGMP.
Under EU regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. Under the centralized procedure, a single marketing authorization application is submitted to the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”), which then makes a recommendation to the European Commission (“EC”). The EC makes the final determination on whether to approve the application. The decentralized procedure provides for mutual recognition of national approval decisions, and the holder of a national marketing authorization may submit an application to the remaining member states. The decentralized procedure is only available for pharmaceutical products not falling within the mandatory scope of the centralized procedure.
United Kingdom
The United Kingdom formally left the European Union on January 31, 2020 (“Brexit”), and EU laws now only apply to the United Kingdom in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. The European Union and the United Kingdom have agreed on a trade and cooperation agreement (“TCA”) which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP and issued GMP documents. The TCA does not, however, contain wholesale mutual recognition of U.K. and EU pharmaceutical regulations and protect standards.

The government of the United Kingdom has enacted the Medicines and Medical Devices Act 2021. The purpose of the act is to enable the existing regulatory frameworks in relation to human medicines and clinical trials of human medicines, among others, to be updated. The powers under the act may only be exercised in relation to specified matters and must safeguard public health. The Medicines and Medical Devices Act 2021 supplements the United Kingdom Medical Devices Regulations 2002, which are based on the EU Medical Devices Directive as amended to reflect the United Kingdom’s post-Brexit regulatory regime. Core aspects of the new regime are planned to come into force on July 1, 2025, with strengthened post-market surveillance proposals to be introduced in advance of such time.
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
In August 2022, the Inflation Reduction Act (“IRA”) was enacted and includes provisions requiring that (1) beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs in 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years, such that by 2031 approximately 100 drugs could be subject to such set prices); (2) starting in 2024, Medicare Part D be redesigned to cap beneficiary out-of-pocket costs and, beginning January 1, 2025, federal reinsurance be reduced in the catastrophic phase (resulting in a shift and increase of such costs to Part D plans and manufacturers, including by requiring manufacturer discounts on certain drugs); and (3) beginning October 1, 2022, manufacturers owe rebates on drugs reimbursed under Medicare Part D if price increases outpace inflation, and beginning January 1, 2023, manufacturers owe rebates on drugs reimbursed under Medicare Part B if price increases outpace inflation. Although the IRA has passed, the environment remains dynamic, and the presidential administration and Congress are continuing to consider drug pricing reforms. Other potential policies cover a wide range of areas, including allowing the importation of drugs from other countries; increasing transparency in drug pricing; and using third-party value assessments to determine drug prices.
The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. In addition, pharmaceutical and device manufacturers are also required to report and disclose certain payments and transfers of value to, and investment interests held by, physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value, or ownership or investment interests not reported in an annual submission. Compliance with the federal and state laws is difficult and time consuming, and companies that do not comply with these laws can face severe civil penalties.
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
Data Privacy and Security Laws
Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security, data breach notification, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) which may govern the collection, use, disclosure, and protection of health-related and other personal data. State laws may be more stringent, broader in scope, or offer greater individual rights with respect to protected health information (“PHI”), than the federal Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations, which are collectively referred to as HIPAA, and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA or that enter into a resolution agreement with the HHS to settle actual or potential allegations of HIPAA noncompliance may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations.
Many state laws govern the privacy of personal data in specified circumstances. For example, in California the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (together, “CCPA”) establishes a privacy framework for covered businesses by creating an expanded definition of personal data, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the CCPA, other personal data may be covered. Several other states, such as Virginia, Colorado and Utah, have also enacted comprehensive privacy laws, and it is possible that additional states will follow suit.

Outside the United States, an increasing number of laws and regulations may govern data privacy and security. For example, EU member states, the United Kingdom, Switzerland, and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the European Economic Area (“EEA”), the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (“GDPR”). The GDPR, together with national legislation, regulations, and guidelines of the states in the EEA, the United Kingdom, and Switzerland governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. The GDPR also imposes additional special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EEA. Further, the GDPR provides a broad right for EU member states to create supplemental national laws, for example relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase and harm our business and financial condition. The GDPR and similar national legislation grant individuals the opportunity to object to the processing of their personal data, allow them to request deletion of personal data in certain circumstances, and provide the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated.

Further, the GDPR and similar legislation, such as the United Kingdom GDPR and Switzerland’s Federal Data Protection Act, impose strict rules on the transfer of personal data out of the EEA, the United Kingdom, Switzerland, and other countries to the United States or other regions that have not been deemed to offer “adequate” privacy protections. These obligations and regulations also concern security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. Local data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA, the United Kingdom, or Switzerland. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

We are also subject to evolving European privacy laws on electronic marketing and cookies. For example, the European Union is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation that will be directly implemented in the laws of each EU member state. While this e-Privacy Regulation was originally intended to be adopted on May 25, 2018, it is still going through the European legislative process and the timing of its adoption remains unclear.

Anti-Corruption Laws
We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Similar laws exist in other countries, such as the United Kingdom or in EU member states, that restrict improper payments to public and private parties. Many countries have laws prohibiting these types of payments within the respective country. In addition to these anti-corruption laws, we are subject to import and export control laws, tariffs, trade barriers, economic sanctions, and regulatory limitations on our ability to operate in certain foreign markets.
Corporate Compliance
In order to ensure compliance with applicable laws and regulations, our Chief Financial Officer, Chief Legal Officer, and Chief People Officer oversee compliance training, education, auditing, and monitoring; enforce disciplinary guidelines for any infractions of our corporate polices; implement new policies and procedures; respond to any detected issues; and undertake corrective action procedures. Our controls address compliance with laws and regulations that govern public pharmaceutical companies, including, but not limited to, the following: federal and state law, such as the Sarbanes-Oxley Act of 2002 and the FCPA; Nasdaq listing requirements; the regulations of the Financial Industry Regulatory Authority, the SEC, the FDA, and HHS; and applicable laws and regulations administered by foreign regulatory authorities, including those of the European Union, the United Kingdom, and Japan. Our standard operating procedures are designed to provide a framework for corporate governance in accordance with ethical standards and best legal practices.
Human Capital Resources
As of January 31, 2024, we had approximately 536 employees, of whom approximately 197 employees were engaged in the research and development function of our operations, which we defined this year to include any employee included in research and development expenses for financial reporting purposes. Our research and development staff, many of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development, quality assurance, and regulatory affairs.
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
Financial Information
For information related to our revenues, profits, net loss and total assets, in addition to other financial information, please refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report. Financial information about revenues derived from countries outside the United States is included in Note 2 to the Consolidated Financial Statements contained in this report.
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
Risks Relating to Our Business
Financial and Liquidity Risks
We have incurred losses since our inception and may never be profitable.
Since our inception, we have not achieved sustained profitability. Our expectations as to when we may achieve profitability may change based upon our ability to execute our commercialization goals and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Our beliefs and projections regarding the attainment of our financial goals may differ from actual results based on market factors like competition, patient and physician acceptance of our products, reimbursement levels, or on our ability to execute our operational and budget plans, including management’s ability to properly forecast our capital allocation needs. To achieve and maintain profitability, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approvals, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO and BCX10013 under the Royalty Purchase Agreements, may reduce the profitability of such products.
Because of the numerous risks and uncertainties associated with developing our product candidates, launching new products, and their potential for commercialization, we are unable to predict the extent of any future losses. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability on our anticipated timeline, or at all, the market value of our common stock will likely decline.
We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations.
We have sustained operating losses for the majority of our corporate history and expect that our total 2024 expenses will exceed our total 2024 revenues. We expect to continue to incur operating losses and negative cash flows unless and until revenues reach a level sufficient to support ongoing operations.
Even if we are able to achieve profitability, in order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital in the future. In addition to seeking strategic partnerships and transactions, we may access the equity or debt markets, incur additional borrowings, pursue royalty or other monetization transactions, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, or from other sources, may not be available if or when needed or in a form or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under the Pharmakon Loan Agreement (as defined below). In addition, collaborative arrangements may require us to transfer certain material rights to our corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs. See “Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—If we fail to obtain additional financing or acceptable partnership arrangements if and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations” in this section for further discussion of the capital requirements for our development and commercialization efforts.

Our liquidity needs will largely be determined by the success of operations in regard to the commercialization of our products, particularly ORLADEYO, the progression of our product candidates in the future, and our ability to execute our budget plans. Our current plans for managing our liquidity needs primarily include controlling the timing and spending on our research and development programs and commercializing our approved products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report for additional information about our liquidity needs, capital requirements, potential funding alternatives, and adequacy of available funds.
There can be no assurance that any of our plans will be successful or that additional capital will be available to us on reasonable terms, or at all, if needed. If we are unable to obtain sufficient additional capital if and when needed, we may be forced to adjust or curtail our operations; delay, reduce, or stop ongoing clinical trials or commercialization efforts; cease operations altogether; or file for bankruptcy.
Risks Relating to Drug Development and Commercialization
Our success depends upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approvals for the commercial sale of our product candidates.
The success of our business depends upon our ability to manage our product candidate pipeline, including through expanding the pipeline, as appropriate, through our internal identification and discovery of product candidates or otherwise in-licensing or acquiring products or product candidates and integrating them into our business effectively and efficiently; advancing our product candidates through the various stages of development; and receiving regulatory approvals for the commercial sale of our product candidates. Identifying, selecting, and in-licensing or acquiring products or product candidates requires substantial expense and technical and financial expertise, and if we are unable to effectively manage our pipeline or integrate viable products or product candidates into our business on acceptable terms, or at all, our business and drug development efforts could suffer.
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
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs, including our complement program (inclusive of BCX10013) and our other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments” in Part II, Item 7 of this report), could result in delays in or modifications to our trials or require the performance of additional unplanned trials. For example, dose-related observations in an ongoing BCX10013 nonclinical study reported in 2023 delayed the clinical program. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs, such as we experienced with BCX9930 in 2022 prior to discontinuing its development later that year.

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
Undesirable or inconclusive data in our preclinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the EMA, the MHLW or the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”)) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities have previously, and may again in the future, pause enrollment in, suspend, or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.
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
•we or our third-party contractors, including those manufacturing our product candidates or components or ingredients thereof, or conducting clinical trials or laboratory testing on our or our partners’ behalf, may fail to comply with regulatory requirements and industry standards or meet contractual obligations in a timely manner or at all; and
•the impact of any global health pandemic, such as COVID-19, on one or more of the foregoing factors.
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
We rely heavily upon third parties for many important stages of our product candidate development, including, but not limited to:
•discovery of natural proteins that cause or enable biological reactions necessary for the progression of the disease or disorder;
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
Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license protein targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, or at all, our drug development efforts could suffer. Similarly, if the contract research organizations or third-party contractors that conduct our initial or late-stage clinical trials, conduct our toxicology or other studies, manufacture our starting materials, drug substance and product candidates, provide laboratory testing or other services (including clinical operation services) in connection with our clinical trials, provide medical writing services, or assist with our regulatory function breach their obligations to us, perform their services inconsistent with industry standards, or fail to comply with regulatory requirements, this would delay or prevent both the development of our product candidates and the availability of any potential commercial product.
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
If we fail to obtain additional financing or acceptable partnership arrangements if and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations.
As our programs advance, our costs could increase. Our current and planned discovery, development, approval, and commercialization efforts may require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates; our ability to maintain regulatory approvals for, successfully commercialize, and achieve market acceptance of our products, including ORLADEYO; our ability to raise additional capital if needed; our ability to secure partnerships with third parties for our product candidates when deemed advisable (such as for the potential out-licensing of the late-stage development and commercialization of BCX10013); the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates; the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.

In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital as and when needed, or at all, may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for our complement program for diseases of the complement system and other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments” in Part II, Item 7 of this report), as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, geopolitical instability, or public health emergencies such as the COVID-19 pandemic, may restrict our future flexibility to raise capital if and when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report for additional information about our liquidity risks and capital requirements.
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, a potential U.S. Government shutdown, the upcoming presidential election in the United States, geopolitical instability (including the Ukraine-Russia and Israel-Hamas conflicts or rising tensions between China and Taiwan), or public health emergencies such as the COVID-19 pandemic. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
Even if the FDA or foreign regulatory authorities approve a product candidate, the approval may limit the indicated uses for a product candidate, impose other restrictions on the product candidate, and/or may require post-approval studies that could impair the commercial viability of a product candidate. Even upon any approval to market our potential products, whether in the United States or internationally, we will continue to be subject to extensive regulatory requirements, as discussed under “Risk Factors—Risks Relating to Our Business—Legal and Regulatory Risks—We are

subject to various laws and regulations related to our products and product candidates, and if we or our partners do not comply with these laws and regulations, we could face substantial penalties.”
Our failure to comply with existing or future regulatory requirements for regulatory approval, or our loss of, or changes to, previously obtained approvals, could impair our ability to generate any revenues from product sales or licensing arrangements, which could have a material adverse effect on our business, financial condition, and results of operations.
We focus on rare diseases, which may create additional risks and challenges, including that the target patient populations of our products and product candidates may be small.
Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. Even with an orphan drug designation for our current and potential future product candidates, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for an existing or future product candidate, that exclusivity may not effectively protect the product from competition. See “Business—Government Regulation—FDA Regulation—Orphan Drugs” in Part I, Item 1 of this report.
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
Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are small, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.
If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of data or market exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States, as described in “Business—Government Regulation—FDA Regulation—Abbreviated New Drug Applications for Generic Drugs” in Part I, Item 1 of this report. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.
The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired, as described in “Business—Government Regulation—FDA Regulation—Abbreviated

New Drug Applications for Generic Drugs” in Part I, Item 1 of this report, but such exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for such drugs. Competition that our products or product candidates may face from generic drugs could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those product candidates may be substantially limited if our products or, if and when approved, product candidates, are not afforded the appropriate periods of non-patent exclusivity.
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
We have a partnership agreement with Torii for ORLADEYO in Japan. Under the Torii Agreement, we are responsible for all field promotional activities with respect to ORLADEYO in Japan, which we conduct through our Japanese subsidiary, BioCryst Japan K.K. Furthermore, we remain responsible for regulatory activities with respect to ORLADEYO in Japan, and we use third parties to satisfy those regulatory responsibilities and certain other obligations in Japan. If any party fails to meet its obligations, the commercial success of ORLADEYO in Japan and the economic benefit expected could be negatively impacted.
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
•future revenue from product sales will depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market, distribute and commercialize our approved drugs; and

•the impact of public health emergencies or the outbreak of disease, such as the COVID-19 pandemic, on us or our partners.
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
The FDA and foreign regulatory authorities may also impose post-approval commitments on us for approved products, which we may not complete successfully or on time for any number of reasons, including, but not limited to, lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. We are currently subject to certain post-approval commitments. If we fail to comply with post-approval legal and regulatory requirements, we could be subject to penalties, and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of our products and any other future product candidates may be subject to requirements for costly post-approval testing and surveillance to monitor their safety or efficacy or certain post-approval labeling, packaging and storage requirements.
Advertising and promotion are subject to stringent oversight from the FDA and foreign regulators, and as an NDA holder, we may be held responsible for any advertising and promotion that is not in compliance with applicable rules and regulations. Applicable regulatory authorities, competitors, and other third parties may take the position that we are not in compliance with such regulations. In addition to medical education efforts, we may offer patient support services to assist patients receiving treatment with our commercially approved products which have increasingly become the focus of government investigation.
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
If our operations with respect to our products that are subject to healthcare laws and regulations are found to be in violation of any of the healthcare fraud and abuse laws described above or in “Business—Government Regulation” in Part I, Item 1 of this report or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, debarment or exclusion from participating in government-funded healthcare programs such as Medicare or Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, debarment, exclusion, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable fraud and abuse laws may be costly.
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

We and our partners may be subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners’ ability to market our products or develop our product candidates.
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
Adequate coverage and reimbursement in the United States and other markets is critical to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, the IRA implements a number of drug pricing measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on all drugs in Medicare Part D; allow the U.S. Government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication or indications are for that disease or condition.  If a product receives multiple rare disease designations or has multiple approved indications for more than one disease or condition, it may not qualify for the orphan drug exemption.
We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, how insurance pharmacy benefit managers and other insurance providers that manage benefits for Medicare recipients will react to the IRA, or what impact, if any, such changes will have on the insurance coverage and profitability of our products or any of our product candidates, if approved for commercial use, in the future. The effect of the IRA on our business and the healthcare industry in general is not yet known. The IRA or other government efforts to reduce the price of prescription drugs or to limit the amount that governments pay for healthcare products and services could result in additional pricing pressure and have a significant impact on our business.
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
We may be subject to data privacy and security risks, and our actual or perceived failure to comply with regulations and other legal obligations related to privacy and data protection could harm our business.
We may be subject to legal obligations at the federal, state, and local level related to privacy and data protection, as described in “Business—Government Regulation—Data Privacy and Security Laws” in Part I, Item 1 of this report. Compliance with stringent and evolving U.S. data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use, and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. For example, we may be subject to the CCPA, which gives California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents.
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
Despite our efforts, our personnel or third parties on whom we rely may fail to comply with such data privacy and security obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
•our competitors may be able to more easily develop and seek patent protection on similar protein therapeutic candidates; and
•orally-administered drugs are often less expensive and present a reduced treatment burden as compared to protein therapeutics and therefore would have competitive advantages if they were developed and shown to be safe and effective for the indication that our protein therapeutics product candidates are targeting.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity. Therefore, obtaining and enforcing such patents is costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
We employ certain individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Our efforts to vet our employees, consultants, and independent contractors and prevent their use of the proprietary information or know-how of others in their work for us may not be successful, and we may in the future be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distract management and other employees.
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
We had contracts with BARDA/HHS and NIAID/HHS for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we became subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement. While all government funding for galidesivir expired in 2022, we still face risks related to our U.S. Government contracts.
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
In March 2011, JPR Royalty Sub LLC, our wholly-owned subsidiary (“Royalty Sub”), issued $30.0 million in aggregate principal amount of PhaRMA Senior Secured 14% Notes due on December 1, 2020 (the “PhaRMA Notes”). The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under our agreement with Shionogi (the “Shionogi Agreement”), pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan and (ii) the pledge by us of our equity interest in Royalty Sub. Since September 1, 2014, payments from Shionogi have been insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in a continuing event of default with respect to the PhaRMA Notes since that time. In addition, the PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with accrued and unpaid interest of $20.6 million, was due in full. The failure by Royalty Sub to repay these amounts at the maturity date constituted an additional event of default under the PhaRMA Notes. As Royalty Sub has been unable to service its obligations under the PhaRMA Notes and continuing events of default exist under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs, and we might otherwise be adversely affected.
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
We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021. See “Note 8—Royalty Financing Obligations—RAPIACTA—Non-Recourse Notes Payable—Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about the write-off.
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
On April 17, 2023, we entered into the $450.0 million Pharmakon Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders, and closed on an initial term loan thereunder in the principal amount of $300.0 million. As of December 31, 2023, we had an outstanding principal balance under the Pharmakon Loan Agreement of $313.7 million, inclusive of the Pharmakon PIK Interest Payments (as defined in “Note 9—Debt—Pharmakon Loan Agreement” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report). Under the Pharmakon Loan Agreement, we will be required to pay to Pharmakon, for the account of the lenders, a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses set forth in the Pharmakon Loan Agreement in the event that we prepay, or are required to prepay, voluntarily or pursuant to a mandatory prepayment obligation under the Pharmakon Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Pharmakon Loan Agreement, in each case, subject to certain exceptions set forth in the Pharmakon Loan Agreement.
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
A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. An event of default will also occur if, among other things, we fail to pay amounts due under the Pharmakon Loan Agreement, we fail to repay certain other indebtedness having an aggregate principal amount in excess of a threshold amount, an insolvency event occurs with respect to us, judgments for the payment of money in excess of a threshold amount are entered into against us, a material adverse change in our business, assets, properties, liabilities, or condition occurs, or a material impairment of our ability to perform our obligations under the Pharmakon Loan Agreement occurs, certain negative regulatory events occur, including without limitation certain withdrawal events with respect to ORLADEYO, or we fail to make required payments under our Royalty Purchase Agreements. In the case of a continuing event of default under the Pharmakon Loan Agreement, the lenders under the Pharmakon Loan Agreement could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted to the lenders a security interest, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Pharmakon Loan Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets. Because substantially all of our assets are pledged to secure the Pharmakon Loan Agreement obligations, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.
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
•natural disasters and political and economic instability, including wars (e.g., the Ukraine-Russia and Israel-Hamas conflicts), terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (e.g., the COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;
•certain expenses including, among others, expenses for travel, translation, and insurance;
•regulatory and compliance risks that relate to maintaining accurate information and control over commercial operations and activities that may fall within the purview of the FCPA, including its books and records provisions or anti-bribery provisions, or the U.K. Bribery Act and similar foreign laws and regulations; and
•regulatory and compliance risks relating to doing business with any entity that is subject to sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury.
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
We conduct operations in many countries outside of the United States involving transactions in a variety of currencies other than the U.S. dollar. These transactions include, without limitation, commercial sales, contract manufacturing, and clinical trial activities. Although most of our revenues and expenses are denominated in U.S. dollars, our commercial sales in Europe are primarily denominated in Euros and British Pounds. We also have foreign currency exposure to fluctuations in other foreign currencies, such as the Swiss Franc, Danish Krone, Swedish Krona, Norwegian Krone, Japanese Yen and Canadian Dollar. Changes in the value of these currencies relative to the U.S. dollar may impact our consolidated operating results, including our revenues and expenses, causing fluctuations in our operating results from period to period and/or resulting in foreign currency transaction losses that adversely impact our results of operations, financial position, and cash flows. As we continue to expand our operations internationally, our exposure to foreign currency transaction gains or losses may become more significant. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk” in Part II, Item 7A of this report for additional information about our foreign currency risk.
Our actual or perceived failure to comply with European governmental laws and regulations and other legal obligations related to privacy, data protection and information security could harm our business.
Outside the United States, an increasing number of laws and regulations may govern data privacy and security. EU member states, the United Kingdom, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. These laws include the GDPR and similar national legislation within the EEA, the United Kingdom GDPR, Switzerland’s Federal Data Protection Act, the EU Clinical Trials Regulation, and the e-Privacy Directive (2002/58/EC), and are discussed in more detail in “Business—Government Regulation—Data Privacy and Security Laws” in Part I, Item 1 of this report. Failure to comply with the requirements of these laws may result in significant fines. For example, the GDPR or related national data protection laws, which may deviate from the GDPR, may result in significant fines of up to 4% of global revenues, or €20.0 million, whichever is greater.
In addition to such fines, failure to comply with the requirements of the GDPR or similar national legislation may result in temporary or definitive bans on data processing and other corrective actions and subject us to litigation and/or adverse publicity, which could have material adverse effects on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, requires the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification throughout the European Union, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audits. We depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EU individuals on our behalf. With each such provider, we are required to enter into contractual arrangements under which they are contractually obligated to only process personal data according to our instructions, and conduct diligence to ensure that they have sufficient technical and organizational security measures in place.
Compliance with evolving laws regarding the transfer of personal data to the United States and other countries also requires increased resources and may result in increased exposure to regulatory actions, fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. We are also subject to evolving European privacy laws on electronic marketing and cookies. The European Union is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation that will be directly implemented in the laws of each EU member state. While this e-Privacy Regulation was originally intended to be adopted on May 25, 2018, it is still going through the European legislative process and the timing of its adoption remains unclear.

Compliance with the requirements imposed by the GDPR and other such laws can be time-consuming, expensive and difficult, and may increase our cost of doing business or require us to change our business practices, and despite our efforts we may not be successful in achieving compliance if our personnel, collaborators, partners or vendors do not comply with applicable data protection obligations. Despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
We and our third-party vendors store commercial product, clinical and stability samples, and manufacturing data at our facilities that could be damaged if the facilities incur physical damage or in the event of an extended power failure. We have backup power systems in addition to backup generators to maintain power to all critical functions, but any loss of these products or samples could result in significant delays in our commercialization or drug development process.
In addition, we store most of our preclinical and clinical data at our facilities. While duplicate copies of most clinical data are secured off-site, and a significant portion of our data is included in regular backups of our systems, we could lose important data if our facilities incur damage, or if our vendor data systems fail, suffer damage or are destroyed. Any significant degradation or failure of our computer systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our drug development process, and any system failure could harm our business and operations.

Cyber incidents and related disruptions in our or our third-party vendors’ information technology systems could adversely affect our business.
We are increasingly dependent on information technology systems to operate our business. In addition, the FDA and comparable foreign regulatory authorities regulate, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. Like other companies in our industry, our information technology systems and infrastructure (as well as those of our third-party providers) and our lab equipment and operations technology may be vulnerable to cyber incidents, intrusions, and other similar activities that threaten the confidentiality, integrity, and availability of our information. These threats come from a variety of sources, including by computer hackers, foreign governments, foreign companies, or competitors, or may be breached by employee error, malfeasance or other disruption. These threats are prevalent, continue to rise, and are becoming increasingly difficult to detect. Recently, there have been reports of disruptions in billing and data systems in healthcare (e.g., the cybersecurity incident affecting Change Healthcare). Such cybersecurity events which materially disrupt the healthcare system upon which our business relies could adversely affect our business if such disruption is widespread and continues for an extended period of time.
Cyber incidents could also include the use of artificial intelligence (“AI”) and machine learning to launch more automated, targeted and coordinated attacks on targets. Cyber incidents may lead to operational outages, loss of intellectual property due to industrial espionage, malware, and financial or data attacks via social engineering. These risks have increased as we have experienced significant growth in the number of our employees and the scope of our operations and as virtual and remote working have become more widely used, and sensitive data is accessed by employees working in less secure, home-based environments. A breakdown, invasion, corruption, destruction, or interruption of information technology systems could negatively impact operations. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, financial condition or results of operations.
Similarly, the increasing use of AI and machine learning technology in the biopharmaceutical industry presents new risks and challenges. The use of AI-based software may lead to the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property, cause us to incur liabilities as the result of any breaches of confidentiality or impact our ability to comply with data security and privacy laws. Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations. In addition, we rely on third-party service providers and technologies to operate significant information technology systems and business infrastructure, and we currently use these providers to perform business critical information technology and business services. Supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
We have experienced cybersecurity threats and incidents, which to date have not had a material impact on our reputation, business, financial condition, or operations; however; there is no assurance that such impacts will not be material in the future.
Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal, regulatory, and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our data security measures, which could harm our business. Loss or misuse of our intellectual property, clinical trial data, or commercially sensitive data could adversely impact our business. While we have implemented security measures designed to protect against security incidents and a significant portion of our data is included in regular backups of our systems, there can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems, or those of third parties with which we do business, and any such events could adversely affect our business.
Other Operational Risks
Health epidemics or pandemics could materially adversely affect our business, operations, clinical development or commercialization plans and timelines, or that of third parties with whom we conduct business, including without limitation our development partners, manufacturers, CROs, and others, as well as the regulatory and government agencies with whom we work.

A health epidemic or pandemic, such as the COVID-19 pandemic, and related government orders or evolving business policies and procedures, could cause disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business.
If our operations or those of third parties with whom we conduct business, such as development partners, manufacturers, CROs and others, are impaired or curtailed as a result of such events, the development and commercialization of our products and product candidates could be stopped or delayed, or the costs of such development and commercialization activities could increase, any of which could have a material adverse impact on our business. For example, our suppliers or other vendors may be unable to meet their obligations to us or perform their services as expected. In such circumstances, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Such delays could adversely impact our ability to meet our desired clinical development and any commercialization timelines.
In addition, our clinical trials were affected by the COVID-19 pandemic and we may experience similar delays or interruptions due to COVID-19 or other health epidemics or pandemics in the future, which could adversely impact our clinical trial operations. Health epidemics or pandemics could also affect the operations of regulators and other health and governmental authorities, which could result in delays of reviews and approvals, inspections, or other regulatory activities, including as we continue to expand internationally and bring ORLADEYO to additional global markets.
The global impact of a health epidemic or pandemic such as COVID-19 could also materially affect global economies and financial markets, which could reduce our ability to access the equity or debt capital markets or obtain other sources of capital if needed, which could negatively affect our liquidity. In addition, a recession or market correction could materially affect our business and the value of our common stock. Health epidemics or pandemics could also have the effect of heightening many of the other risks described in this report.
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of inflation, increased interest rates, disruption or instability in the banking industry, foreign exchange rate fluctuations, a potential U.S. Government shutdown, instability in connection with the upcoming presidential election in the United States, geopolitical instability (such as the Ukraine-Russia and Israel-Hamas conflicts or rising tensions between China and Taiwan), or public health emergencies, such as the COVID-19 pandemic. The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.
Unstable market and economic conditions could materially affect our ability to access the equity or debt capital markets or obtain other sources of capital if needed in the future, which could negatively affect our liquidity. In addition, a recession or market correction could materially affect our business and the value of our common stock.
Market and economic conditions continue to evolve, with the ultimate impacts being uncertain and subject to change. These effects could be material, and we will continue to monitor the economic climate closely. We do not yet know the full extent and magnitude of the impacts that these developments will have on our business, on the healthcare system, or on the global economy. In addition, unstable market conditions could have the effect of heightening many of the other risks described in this report.
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
If our risk management committee and other compliance methods are not effective, our business, financial condition and operating results may be adversely affected.
Our ability to identify, manage and respond to the various risks related to our business is largely dependent on our established and maintained compliance, risk, audit and reporting systems and procedures. The Board of Directors has ultimate responsibility for risk oversight of the Company and carries out this duty through its committees. The Board of Directors may delegate oversight authority with respect to certain issues in a committee’s applicable areas of expertise. At the Company level, our senior management team similarly monitors risk through the risk management committee and other sub-committees focused on specific areas of risk (e.g., cybersecurity, quality assurance). Membership of the risk management committee consists primarily of key department heads who are asked to bring to such committee relevant items for discussion that they or their teams have identified at the numerous sub-committees these individuals chair or attend. The risk management committee, along with the other sub-committees in the Company, identifies key risks and mitigation strategies which are reported directly to our senior management, the Audit Committee and to the full Board of Directors on a regular basis.
If our policies, procedures, and compliance systems, including our risk management committee, are not effective, or if we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. We cannot provide assurance that our policies and procedures will always be effective, or that our management or the risk management committee would be able to identify any such ineffectiveness. If our compliance and risk management strategies are not effective, our business, financial condition and operating results may be adversely affected.
Future acquisitions, strategic investments, partnerships, alliances, or divestitures could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, materially change the risk profile of the Company and could fail to meet our expectations, any of which could adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our portfolio or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing businesses or products. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or consummating any such agreement. Even if we do consummate an acquisition, in connection therewith we may be required to issue equity (thereby diluting our current stockholders) or debt, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition, or the acquired business could otherwise fail to meet our expectations, which, in each case, could have a material adverse effect on our business projections, financial condition, results of operations and prospects.

In addition, we may divest or license all or a portion of certain business or product categories, which could cause a decline in revenue or profitability and may make our financial results more volatile. We may be unable to complete any such divestiture or license on terms favorable to us, within the expected timeframes, or at all. We may have continued financial exposure to divested or licensed businesses following the completion of any such transaction, including increased costs due to potential litigation, contingent liabilities and indemnification of the buyer or licensee related to, among other things, lawsuits, regulatory matters or tax liabilities. Such divestitures or licenses may also divert management’s attention from our core businesses and lead to potential issues with employees, customers or suppliers.

Our business and operations could be negatively affected if we become subject to stockholder activism or hostile bids, which could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.

Stockholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent. Stock price declines may also increase our vulnerability to unsolicited approaches. If we become the subject of certain forms of stockholder activism, such as proxy contests or hostile bids, the attention of our management and our Board of Directors may be diverted from execution of our strategy. Such stockholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Also, we may incur substantial costs, including significant legal fees and other expenses, related to activist stockholder matters. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.
Risks Relating to Investing in Our Common Stock
Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.
Some of our stockholders own greater than 5% of our outstanding common stock. Our top ten stockholders own approximately 45% of our common stock and can individually, and as a group, influence our operations based upon their concentrated ownership and may also be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions.
Our stock price has been, and is likely to continue to be, highly volatile, which could cause the value of an investment in our common stock to decline significantly.
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2023, the 52-week range of the market price of our stock was from $4.83 to $12.08 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
We have identified a material weakness in our internal control over financial reporting. This material weakness could divert management’s attention and adversely affect our ability to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, adversely affect our business and operating results and may negatively impact the trading price of our common stock.

Our management has identified a material weakness in our internal control over financial reporting, as described in “Controls and Procedures” in Part II, Item 9A of this report. As further described in that section, we are implementing measures, and will continue to implement measures, to remediate the material weakness identified by management and to improve our internal control over financial reporting such that these controls are designed, implemented, and operating effectively. This material weakness will not be considered remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Remediating the material weakness could take longer than expected and divert management’s attention away from other areas of the business.

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Although we believe the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP, any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
Future sales and issuances of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of December 31, 2023, there were 205,770,667 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of December 31, 2023, there were 41,096,637 stock options and restricted stock units outstanding and 3,375,511 shares available for issuance under our Amended and Restated Stock Incentive Plan, 6,442,678 stock options and restricted stock units outstanding and 1,650,708 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,454,386 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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
In addition, our Certificate of Incorporation provides for staggered terms for the members of the Board of Directors and supermajority approval of the removal of any member of the Board of Directors and prevents our stockholders from acting by written consent. Our Certificate of Incorporation also requires supermajority approval of any amendment of these provisions. These provisions and other provisions of our Amended and Restated By-Laws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us.
We have never paid dividends on our common stock and do not anticipate doing so in the foreseeable future.
We have never paid cash dividends on our stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.
Our Amended and Restated By-Laws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which may limit a stockholder’s ability to obtain a favorable judicial forum for such disputes with us or our directors, officers or employees.
Our Amended and Restated By-Laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of Delaware or our Certificate of Incorporation or Amended and Restated By-Laws, or (iv) any action against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This exclusive forum provision does not apply to establish the Delaware Court of Chancery as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.
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
A wide variety of events beyond our control, such as natural disasters (including as a result of climate change), epidemic or pandemic disease outbreaks (such as the COVID-19 pandemic), trade wars, armed conflict, political unrest, government shutdowns, instability in connection with the upcoming presidential election in the United States, or other events could disrupt our business or operations or those of our development partners, manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains or trade to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See, for example, “Risk Factors—Risks Relating to Our Business—Other Operational Risks—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.” In addition, other events, such as the Ukraine-Russia and Israel-Hamas conflicts, or rising tensions between China and Taiwan, could adversely impact our business. For example, the conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyber-attacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We maintain a cybersecurity program that is reasonably designed to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems.
Governance
Board of Directors
Our Board of Directors, directly and through its committees, oversees the Company’s risk management function. The Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee regularly receives reports and presentations from members of our Cybersecurity Steering Committee as appropriate, with a minimum frequency of once per year. These reports and presentations address a wide range of topics including recent developments, status of ongoing and planned cybersecurity initiatives and strategies, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, security spend, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee reports to the Board of Directors on data protection and cybersecurity matters. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Audit Committee, as well as ongoing updates regarding any such incident until it has been addressed.
Management
At the management level, the Chief Financial Officer and Chief Legal Officer attend meetings of the Company’s Cybersecurity Steering Committee (discussed further below) to receive reports on ongoing cybersecurity matters. This ensures that management is involved in an ongoing dialogue regarding the Company’s material risks from cybersecurity threats. In addition, members of the Cybersecurity Steering Committee provide updates on the Company’s cybersecurity control and risk posture and the status of ongoing and planned cybersecurity initiatives and strategies to the Company’s senior management team on an annual basis.
Cybersecurity Steering Committee
The Company has implemented a broad spectrum cross-functional approach to assessing, identifying, and managing risks from cybersecurity threats. Our Cybersecurity Steering Committee has broad oversight of the Company’s cybersecurity risk management processes. The Cybersecurity Steering Committee is composed of the Company’s Chief Financial Officer, Chief Legal Officer, Senior Vice President, Information Technology, senior cybersecurity professionals, members of the finance and legal departments, and other individuals invited as appropriate on an ad hoc basis. On at least a quarterly basis, the Cybersecurity Steering Committee meets to discuss recent cybersecurity events or threats, status of ongoing and planned cybersecurity initiatives and strategies, external cybersecurity trends, and risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks, among other topics. In addition to the scheduled meetings, the Cybersecurity Steering Committee is informed of potentially material cybersecurity events as they arise.
Within the Cybersecurity Steering Committee, our virtual Chief Information Security Officer (vCISO) and our Senior Manager, Security Engineering are primarily responsible for assessing, monitoring, and managing our cybersecurity risks. Our vCISO is a seasoned cyber consultant providing CISO-level advisory services to the Company and reports to the Senior Vice President, Information Technology, who is directly managed by the Chief Financial Officer. He has held CISO positions in several Fortune-500 companies across multiple industry sectors, has worked in information security for over 23 years, is a Certified Information Systems Security Professional (CISSP), and has extensive experience with multiple commercial and government security frameworks. He leads the Company’s information security program and sets the strategic direction for, and establishes and governs the structure of, the program.
Our Senior Manager, Security Engineering is managed by the Company’s Executive Director, IT Infrastructure & Operations, who directly reports to the Senior Vice President, Information Technology. He has over 38 years of experience in information security and data privacy and has CISSP and Cisco Certified Network Associate (CCNA) certifications. He implements and oversees processes for the regular monitoring of our information systems and detection of cybersecurity vulnerabilities.
The Cybersecurity Steering Committee also works closely with members of the legal department to oversee compliance with legal and regulatory security requirements. In addition, the Cybersecurity Steering Committee has implemented controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Risk Management and Strategy
Cybersecurity Program
The Company’s cybersecurity program leverages the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) for governance and program management and refers to the Center for Internet Security (CIS) guidelines when reviewing the Company’s security controls posture. The Company uses certain advanced security measures, regular system audits, third party monitoring tools, and ongoing intelligence gathering on the latest developments in cybersecurity to identify, assess, and manage potential vulnerabilities and risks. In addition, the Company engages third parties to assist with assessing, identifying and managing material risks from cybersecurity threats. Once the relevant material risks have been identified, the Company implements controls and processes to help manage these risks, including conducting tabletop exercises to simulate response to a cybersecurity incident, regular testing (e.g., penetration tests, vulnerability scanning) and control gap analyses and assessments designed to confirm appropriate security controls are in place and are maintaining functionality in accordance with the established policies.
We also employ systems and processes designed to oversee, identify, and reduce the potential impact of cybersecurity threats associated with any third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use.
Our cybersecurity program is integrated into the Company’s overall risk management framework to help identify, assess, educate, and manage the Company’s cybersecurity risk. Our Board of Directors and the Audit Committee, in its role assisting the Board of Directors in its oversight of the Company’s risk management function, consider cybersecurity threat risks alongside other Company risks as part of our overall risk assessment.
Incident Response
The Company has adopted a technology incident response plan (IRP) applicable to all Company employees and contractors, which sets forth the process for responding to and documenting data and information technology-related incidents such as security breaches, system failures, data loss, and service interruption. The IRP provides a standardized framework for investigating, containing, documenting and mitigating cybersecurity incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The Company’s employees are required to review the IRP and undergo additional cybersecurity training on a regular basis.
Material Cybersecurity Risk, Threats & Incidents
As detailed elsewhere in this report, we rely on information technology systems and third-party providers to operate our business. Despite ongoing efforts to continually improve our and our third-party providers’ ability to protect against cyber incidents, our networks and infrastructure may be vulnerable to cyberattacks or intrusions, which could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information or a loss of confidence in our data security measures, among other consequences. While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats, or incidents. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Technology—Cyber incidents and related disruptions in our or our third-party vendors’ information technology systems could adversely affect our business” in Part I, Item IA of this report for additional information on cybersecurity risks we face, which should be read together with the foregoing information.
ITEM 2.    PROPERTIES
We lease property in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facility is located in Birmingham. We currently lease approximately 24,500 square feet in Durham through leases expiring June 30, 2024 and August 31, 2025, and we lease approximately 49,000 square feet in Birmingham through July 31, 2030, with options for additional extensions. We also contract for smaller offices in a number of other countries. We believe that our facilities are adequate for our current and planned future operations.
ITEM 3.    LEGAL PROCEEDINGS
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol BCRX.
Holders
As of February 23, 2024, there were approximately 152 holders of record of our common stock.
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
PERFORMANCE GRAPH FOR BIOCRYST
Indexed Comparison Since 2018

	Beginning Investment at 12/31/18	Investment at 12/31/19	Investment at 12/31/20	Investment at 12/31/21	Investment at 12/31/22	Investment at 12/31/23
BioCryst Pharmaceuticals, Inc.	$100.00	$42.75	$92.32	$171.62	$142.26	$74.23
Nasdaq Stock Market (United States)	100.00	131.17	159.07	200.26	160.75	203.23
Nasdaq Pharmaceutical Stocks	100.00	114.51	126.56	157.42	175.29	182.08
The above graph measures the change in a $100 investment in our common stock based on its closing price of $8.07 on December 31, 2018 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the Nasdaq Stock Market (United States) and Nasdaq Pharmaceutical Stocks.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the fourth quarter of 2023.
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
We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and three full years of commercialization experience with ORLADEYO, we anticipate the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect approximately 80 percent of our revenue at peak to come from the United States. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part I, Item 1A of this report for further discussion of these risks.
Revenue from sales of ORLADEYO in 2023, which was our third full year of ORLADEYO sales, is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO.
Complement Program. The goal of our overall complement program is to advance several first-in-class and/or best-in-class compounds across multiple pathways in the complement system to treat many complement-mediated diseases. We are pursuing oral medicines and protein therapeutics directed at targets across the classical, lectin, and terminal pathways of the complement system. For more information on these therapies, see “Recent Developments” below in this MD&A.
RAPIVAB®/RAPIACTA®/PERAMIFLU® (peramivir injection). RAPIVAB (peramivir injection) is approved in the United States for the treatment of acute uncomplicated influenza for patients six months and older. Peramivir injection is also approved in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA), and Korea (PERAMIFLU).
Netherton Syndrome. BCX17725 is a potent and selective investigational fusion protein KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying treatment for people with Netherton syndrome. Netherton syndrome is a rare, lifelong genetic disorder that often presents in neonates or infancy. The disease is caused by the deficiency of a natural inhibitor (SPINK5) of KLK5, a serine protease responsible for regulating skin shedding. Patients may have red, scaly and inflamed skin and susceptibility to recurrent immune reactions. Netherton syndrome can be life-threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there is no approved treatment for Netherton syndrome.
Avoralstat. We are developing our investigational plasma kallikrein inhibitor, avoralstat, with Clearside Biomedical, Inc.’s (“Clearside”) Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema (“DME”). DME is the most common cause of vision loss in individuals with diabetes, and at least one-third of patients have persistent DME despite anti-vascular endothelial growth factor therapies, which are administered via monthly injection. Avoralstat, which was previously studied in an oral formulation in a phase 3 trial in patients with HAE, has high potency and low solubility, two characteristics we believe are important to achieving potential efficacy with reduced dosing frequency in the eye for DME patients.
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
Recent Developments
ORLADEYO (berotralstat)
On November 2, 2023, we announced that Austria approved the reimbursement of ORLADEYO for the targeted prophylaxis of HAE in patients 12 years of age or older.
On November 3, 2023, we announced that we expect to submit a U.S. supplemental new drug application for the pediatric use of ORLADEYO in 2025. The ongoing APeX-P clinical trial is assessing an oral granule formulation of ORLADEYO in pediatric HAE patients who are 2 to <12 years of age.
On November 10, 2023, we announced new analyses of real-world use of ORLADEYO leading to a reduction in monthly attack rates in patients with HAE who have normal C1-inhibitor level and function. We also announced a new post-hoc analysis from the APeX-S clinical trial that showed a sustained reduction in HAE attacks compared to patients’ self-reported baseline attack rates.

On November 21, 2023, we announced that the Spanish Ministry for Health granted marketing authorization for ORLADEYO for the routine prevention of recurrent HAE attacks in HAE patients 12 years and older.

On November 29, 2023, we announced that the National Administration of Drugs, Foods, and Medical Devices in Argentina granted approval for ORLADEYO for the prophylaxis of HAE attacks in adults and pediatric patients 12 years of age or older.

On December 19, 2023, we announced that data from the open-label extension of the APeX-2 trial of ORLADEYO for the prophylactic treatment of HAE in patients 12 years and older have been published online by the Journal of Allergy and Clinical Immunology: In Practice (JACI: In Practice). The authors concluded that ORLADEYO was generally well tolerated, provided rapid and sustained reductions in HAE attacks and improved quality of life over the study duration of 96 weeks.

On February 19, 2024, we announced that the Italian Medicines Agency finalized reimbursement and recommended ORLADEYO for the routine prevention of recurrent attacks of HAE in eligible patients 12 years and older.

On February 23, 2024, we announced new analyses of real-world use of ORLADEYO that showed patients who initiated ORLADEYO experienced rapid, substantial and sustained reductions in attack rates through 18 months of treatment regardless of the severity of their disease, their history of prior prophylaxis or their C1-inhibitor level and function.
Complement-Mediated Diseases
BCX10013
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

On January 5, 2024, we announced that, if our ongoing proof-of-concept trial produces best-in-class data, we plan to out-license late-stage development and commercialization of BCX10013 to a partner that can drive the speed and breadth of investment required to accelerate BCX10013 for patients across multiple complement-mediated diseases and maximize the commercial potential of the program.
Oral C5 Inhibitor
On November 3, 2023, we announced that we are developing an oral C5 inhibitor that could be the first targeted oral therapy with competitive efficacy to currently approved injected and infused anti-C5 therapies, such as eculizumab and ravulizumab. A drug with this profile could enable patients with generalized myasthenia gravis (“gMG”) to switch from infused therapy and address their disease earlier in the treatment paradigm. gMG is a chronic autoimmune, neuromuscular disease that causes muscle weakness that worsens after periods of activity.
Bifunctional Complement Inhibitor
On November 3, 2023, we announced that we are developing a bifunctional complement inhibitor anti-C2 monoclonal antibody that also inhibits the alternative pathway. This investigational candidate could be a first-in-class combined inhibitor of the classical, lectin and alternative pathways of the complement system to treat complex renal complement-mediated diseases like Immunoglobulin A Nephropathy and lupus nephritis, which are influenced by multiple complement pathways.
Oral C2 Inhibitor
On November 3, 2023, we announced that we are developing a classical and lectin pathway complement inhibitor to treat autoimmune hemolytic anemias, including cold agglutinin disease (“CAD”) and warm autoimmune hemolytic anemia (“wAIHA”). The limited approved options for treating diseases like CAD and wAIHA are injectable or infused. An oral C2 inhibitor developed by us could be first-in-class and allow patients to switch from infused therapy and address their disease earlier in the treatment paradigm. Inhibiting C2 could decrease red cell destruction (hemolysis) in autoimmune hemolytic anemias by blocking the classical and lectin pathways.

Netherton Syndrome

On November 3, 2023, we announced that we are developing BCX17725, a potent and selective investigational fusion protein KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying treatment for people with Netherton syndrome.
Avoralstat
On November 3, 2023, we announced that we entered into a license agreement (the “Clearside Agreement”) with Clearside, enabling us to develop our investigational plasma kallikrein inhibitor, avoralstat, with Clearside’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with DME.
Under the Clearside Agreement, Clearside received a $5.0 million upfront license fee from us, which has been recognized in research and development expenses during the year ended December 31, 2023. Clearside is eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in three post-approval sales-based milestone payments as annual global net sales progress to $2.0 billion. We will pay Clearside tiered mid-single digit royalties on annual global net product sales, at three tiers, including a top tier of >$1.5 billion.
Results of Operations
The discussion below presents a summary of our results of operations for fiscal years 2023 and 2022. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023, for a summary of our results of operations for the fiscal year ended December 31, 2021.
Year Ended December 31, 2023 Compared to 2022
For the year ended December 31, 2023, total revenues were $331.4 million as compared to $270.8 million for the year ended December 31, 2022. The increase was primarily due to ORLADEYO net revenue, including royalties, of

$326.0 million, an increase of $74.4 million. The increase in ORLADEYO net revenue was partially offset by a decrease in other net revenues of $13.8 million, primarily due to RAPIVAB stockpiling sales to the U.S. Department of Health and Human Services (“HHS”) in the year ended December 31, 2022 that did not occur in 2023.
Cost of product sales for the years ended December 31, 2023 and 2022 was $4.5 million and $6.4 million, respectively. The decrease in cost of product sales for the year ended December 31, 2023 was primarily associated with the peramivir product sales to our partners and the RAPIVAB stockpiling sales to HHS during the year ended December 31, 2022 that did not occur in 2023, partially offset by an increase in ORLADEYO sales in the current year period.
The following table summarizes our research and development expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses.

	Years Ended December 31,
	2023	2022
Research and development expenses by program:
Factor D Program	$94,517	$174,234
Berotralstat	42,835	32,637
FOP	1,076	24,042
Peramivir	1,098	916
Galidesivir	414	1,157
Other research, preclinical and development costs	76,626	20,311
Total research and development expenses	$216,566	$253,297
Research and development expenses decreased to $216.6 million for the year ended December 31, 2023 from $253.3 million for the year ended December 31, 2022. The decrease in Factor D program expenses was primarily due to the discontinuation of the BCX9930 program, which was announced in December 2022, partially offset by increased spending on BCX10013 due to an increase in the allocation of indirect costs as the program moved into the clinical trials. The decrease in fibrodysplasia ossificans progressiva (“FOP”) expenses was primarily due to the discontinuation of the BCX9250 program, which was announced in November 2022. These reductions were partially offset by increased spending on berotralstat due to ORLADEYO label expansion and life cycle investments, such as our ongoing ORLADEYO pediatric trial, and increased spending on other research, preclinical and development costs. Other research, preclinical and development costs increased due to increased spending on BCX17725 for manufacturing costs and investigational new drug application-enabling activities, an upfront payment of $5.0 million to Clearside under the Clearside Agreement, and increased spending related to our other early-stage discovery programs.
Research and development expenses include all direct and indirect expenses and are allocated to specific programs at the point of development of a lead product candidate. Direct expenses are charged directly to the program to which they relate, and indirect expenses are allocated based upon internal direct labor hours dedicated to each respective program. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes, manufacture the product candidates, and conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Indirect research and development expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. Research and development expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the longer length of time of the clinical trials and the higher number of patients enrolled in these clinical trials.
Selling, general and administrative expenses for the year ended December 31, 2023 were $213.9 million compared to $159.4 million in the year ended December 31, 2022. The increase was primarily related to increased headcount and increased investment in order to expand and enhance the U.S. commercial team and expand and support international operations.

Interest expense for the year ended December 31, 2023 was $108.2 million compared to $99.1 million for the year ended December 31, 2022. The increase in interest expense was primarily associated with the interest accrued on the larger Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement (as defined below).
Interest expense for the year ended December 31, 2023 included $70.4 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations, $28.0 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement, and $9.5 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Athyrium Credit Agreement (as defined below). Interest expense for the year ended December 31, 2022 consisted of $76.5 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $22.5 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Athyrium Credit Agreement.
For the year ended December 31, 2023, other expense was comprised primarily of a loss on extinguishment of debt of $29.0 million on the repayment of the term loans under the Athyrium Credit Agreement and net foreign currency losses of $1.0 million, partially offset by interest income of $15.8 million. For the year ended December 31, 2022, other income was comprised of interest income of $5.1 million, partially offset by net foreign currency losses of $2.0 million.
For the year ended December 31, 2023, we incurred a tax expense of $0.3 million as compared to tax expense of $2.7 million for the year ended December 31, 2022. The tax expense for 2023 was primarily the result of amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), which no longer permits an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 research and development costs are capitalized and amortized over either a five or fifteen year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 research and development costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year fifteen for research and development activities conducted outside of the United States.
Liquidity and Capital Resources
Our operations have principally been funded through public offerings and private placements of equity securities; our credit facilities; revenues from ORLADEYO; royalty financing transactions; and cash from collaborative and other research and development agreements, including U.S. Government contracts. In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements, government grants, equipment lease financing, facility leases, research grants, and interest income on our investments.
On April 17, 2023, we entered into a $450.0 million Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300.0 million (the “Tranche A Loan”), which was funded on April 17, 2023. We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay transaction costs and fees, and we used the remaining net proceeds of approximately $25.8 million for other general corporate purposes. The Pharmakon Loan Agreement also provides for three additional term loan tranches in principal amounts of $50.0 million each, which we may request, at our option, on or prior to September 30, 2024. The maturity date of the Pharmakon Loan Agreement is April 17, 2028. See “Note 9—Debt—Pharmakon Loan Agreement” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
In 2020 and 2021, we entered into the Royalty Purchase Agreements (as defined in “Note 8—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) with RPI 2019 Intermediate Finance Trust (“RPI”) and OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”). Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where we sell ORLADEYO directly or through distributors. In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. Our required payments to OMERS commenced with the calendar quarter beginning October 1, 2023. See “Note 8—Royalty Financing Obligations—

ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about these financing transactions.
As of December 31, 2023, we had net working capital of $346.0 million, a decrease of approximately $65.0 million from $411.0 million at December 31, 2022. The decrease in working capital was primarily the result of normal operating expenses associated with the development of our product candidates and commercialization of ORLADEYO, partially offset by net proceeds of $25.8 million received following the funding of the Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement. Our principal sources of liquidity at December 31, 2023 were approximately $110.6 million in cash and cash equivalents and approximately $278.3 million in investments considered available-for-sale.
We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, contracting with other parties to conduct certain research and development projects, and using consultants. In addition, we reduced the size of our research and development organization and postponed previously planned capital expenditures at our Discovery Center in Alabama, which we believe will help accelerate our path to profitability.
We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, commercialize ORLADEYO, and hire additional personnel. We may incur additional expenses related to the filing, prosecution, maintenance, defense, and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development or as regulatory exclusivity for our products expires. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.
In the future, we may finance our needs principally from the following:
•our existing capital resources and interest earned on that capital;
•revenues from product sales;
•payments under current or future collaborative and licensing agreements with corporate partners;
•lease, royalty, or loan financing; and
•public or private equity and/or debt financing.
Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for the continuing development of our product candidates and the commercialization of our products will consume significant capital resources and could increase our expenses.
Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including the development progress of our collaborative agreements for our product candidates, the amount of funding or assistance, if any, we receive from new partnerships with third parties for the development and/or commercialization of our products and product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates, the success of our commercialization efforts for, and market acceptance of, our products, and the overall progression of our other programs.
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months, and we have no immediate intentions to access the capital markets or draw down additional debt available to us. However, we have sustained operating losses for the majority of our corporate history and expect that our total 2024 expenses will exceed our total 2024 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (2) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change our overhead structure; and/or (6) securing U.S. Government funding of our programs, including obtaining procurement contracts. We may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our research and development and commercial expenses; and key developments and regulatory events and our decisions in the future.
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
We may, in the future, be required to raise additional capital to complete the development and commercialization of our products and product candidates, and we may seek to raise capital in the future, including to take advantage of favorable opportunities in the capital markets. Additional funding may not be available when needed or in the form or on terms acceptable to us. Our future working capital requirements, including the need for additional working capital, will largely be determined by the advancement of our portfolio of product candidates and the commercialization of ORLADEYO. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending; and the level of required administrative support for our daily operations. See “Risk Factors—Risks Relating to Our Business—Financial and Liquidity Risks” and “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—If we fail to obtain additional financing or acceptable partnership arrangements if and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations” in Part I, Item 1A of this report for further discussion of the risks related to obtaining additional capital.
The Pharmakon Loan Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions. These covenants could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of December 31, 2023, we were in compliance with the negative covenants under the Pharmakon Loan Agreement.
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
Product Sales, Net
Our principal sources of product sales are sales of ORLADEYO, which we began shipping to patients in December 2020, sales of peramivir to our licensing partners, and in prior years, sales of RAPIVAB to HHS under our historical procurement contract, which was completed in 2022. In the United States, we ship ORLADEYO directly to patients through a single specialty pharmacy, which is considered our customer. In the European Union, United Kingdom, Canada, Latin America, and elsewhere, we sell ORLADEYO to specialty distributors as well as hospitals and pharmacies, which collectively are considered our customers.
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
Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from our specialty pharmacy. These customers purchase our products under contracts negotiated between them and our specialty pharmacy. The specialty pharmacy, in turn, charges back to us the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price with us. We estimate chargebacks and adjust gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.
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
Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Under our historical contracts with BARDA/HHS and NIAID/HHS, revenue was recognized as reimbursable direct and indirect costs were incurred.
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
Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. During the year ended December 31, 2023, we evaluated our inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO, RAPIVAB, and peramivir and estimated those inventories at risk of obsolescence. Accordingly, we recorded an increase to the inventory valuation reserve of $0.4 million for a total reserve of $1.6 million as of December 31, 2023.
We expense costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is upon receipt of regulatory approval. Upon regulatory approval, we capitalize subsequent costs related to the production of inventories.
Research and Development Expenses and Related Accruals
Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by clinical research organizations (“CROs), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs, as well as termination fees and other commitments associated with discontinued programs. Most of our manufacturing and clinical and preclinical studies are performed by third-party CROs. Our research and development costs are charged to expense when incurred. Research and development expenses include all direct and indirect development costs related to the development of our portfolio of product candidates.
Additionally, we have license agreements with third parties, such as Albert Einstein College of Medicine of Yeshiva University, Industrial Research, Ltd., and the University of Alabama at Birmingham (“UAB”), which require fees related to sublicense agreements. We expense sublicense payments as incurred.
We group our research and development expenses into two major categories: direct external expenses and indirect expenses. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. These costs are accumulated and tracked by active program. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. These costs apply to work on non-active product candidates and our discovery research efforts.
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and third-party vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. When evaluating the adequacy of accrued expenses, we consider facts and circumstances known to us at the time, which can include assumptions such as expected patient enrollment, site activation and estimated project duration. Examples of estimated accrued research and development expenses include (i) fees paid to CROs in connection with preclinical and toxicology studies and clinical trials; (ii) fees paid to investigative sites in connection with clinical trials; (iii) fees paid to contract manufacturers in connection with the production of our raw materials, drug substance, drug products, and product candidates; and (iv) professional fees.
The financial terms of our agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of milestones. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. In expensing service fees, we estimate the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of these costs, our actual expenses could differ from our estimates. As of December 31, 2023 and 2022, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our stock option awards and recognize compensation expense on a straight-line basis over the vesting periods. We reduce stock-based compensation expense for estimated forfeitures. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based stock options and restricted stock units for which no compensation expense is recognized until “performance” is deemed to have occurred. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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
Recent Accounting Pronouncements
“Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Pharmakon Loan Agreement. The Tranche A Loan under the Pharmakon Loan Agreement accrues interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 7.00% or, for each quarterly interest period in which a Pharmakon PIK Interest Payment (as defined in “Note 9—Debt—Pharmakon Loan Agreement” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report) is made, SOFR plus 7.25%. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Tranche A Loan. For the year ended December 31, 2023, interest was accrued at an effective rate of 13.30% on the $300.0 million borrowing under the Pharmakon Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound, and our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the year ended December 31, 2023, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, Swedish Krona, and Norwegian Krone. Additionally, we have operations in Canada and have foreign currency exposure relative to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during 2023; however, we may do so in the future.
Inflation Risk
Inflation generally impacts us by potentially increasing our operating expenses, including cost of product sales, clinical trial costs and selling activities. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the consolidated financial statements are presented in this report. Significant adverse changes in inflation could negatively impact our future results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$110,643	$304,767
Restricted cash	1,804	1,472
Investments	278,344	119,543
Trade receivables	56,950	50,599
Inventory, net	28,683	27,533
Prepaid expenses and other current assets	19,542	12,586
Total current assets	495,966	516,500
Property and equipment, net	7,910	8,617
Long-term investments	—	18,077
Other assets	13,084	6,806
Total assets	$516,960	$550,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$20,893	$14,356
Accrued expenses	102,882	87,565
Deferred revenue	—	1,224
Operating lease liabilities	1,058	1,516
Finance lease liabilities	1,590	853
Royalty financing obligations	23,565	—
Total current liabilities	149,988	105,514
Operating lease liabilities	8,390	4,027
Finance lease liabilities	2,845	1,777
Royalty financing obligations	508,034	501,655
Secured term loan	303,231	231,624
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized — 5,000; no shares outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; shares authorized — 450,000; shares issued and outstanding – 205,771 and 187,906 at December 31, 2023 and 2022, respectively	2,058	1,879
Additional paid-in capital	1,222,236	1,158,118
Accumulated other comprehensive income	1,337	26
Accumulated deficit	(1,681,159)	(1,454,620)
Total stockholders’ deficit	(455,528)	(294,597)
Total liabilities and stockholders’ deficit	$516,960	$550,000
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues	$331,412	$270,827	$157,170
Expenses:
Cost of product sales	4,481	6,408	7,229
Research and development	216,566	253,297	208,808
Selling, general and administrative	213,894	159,371	118,818
Royalty	180	186	35
Total operating expenses	435,121	419,262	334,890
Loss from operations	(103,709)	(148,435)	(177,720)
Interest and other income	15,777	5,127	62
Interest expense	(108,239)	(99,092)	(59,294)
(Loss) gain on extinguishment of debt	(29,019)	—	55,838
Foreign currency losses, net	(1,039)	(1,983)	(695)
Loss before income taxes	(226,229)	(244,383)	(181,809)
Income tax expense	310	2,733	2,253
Net loss	$(226,539)	$(247,116)	$(184,062)
Foreign currency translation adjustment	180	890	189
Unrealized gain (loss) on available for sale investments	1,131	(1,041)	(15)
Net comprehensive loss	$(225,228)	$(247,267)	$(183,888)

Basic and diluted net loss per common share	$(1.18)	$(1.33)	$(1.03)
Weighted average shares outstanding	192,198	185,908	179,117
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(226,539)	$(247,116)	$(184,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,655	1,437	777
Inventory obsolescence	422	932	—
Stock-based compensation expense	55,615	44,701	34,640
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	85,803	98,918	54,204
Amortization of premium/discount on investments	(10,263)	(1,777)	(2)
Loss (gain) on extinguishment of debt	29,019	—	(55,838)
Loss on impairment	1,548	—	—
Changes in operating assets and liabilities:
Receivables	(6,095)	(21,470)	(20,817)
Inventory	(1,450)	(12,423)	(8,767)
Prepaid expenses and other assets	(6,820)	(2,583)	(7,155)
Accounts payable and accrued expenses	(16,806)	(22,360)	39,412
Interest payable	—	—	4,168
Deferred revenue	(1,230)	(109)	1,283
Net cash used in operating activities	(95,141)	(161,850)	(142,157)
Cash flows from investing activities:
Acquisitions of property and equipment	(2,168)	(1,351)	(2,385)
Purchases of investments	(514,407)	(244,283)	(10,012)
Sales and maturities of investments	385,077	117,396	28,201
Net cash (used in) provided by investing activities	(131,498)	(128,238)	15,804
Cash flows from financing activities:
Sale of common stock, net	—	—	50,000
Net proceeds from common stock issued under stock-based compensation plans	8,340	14,765	15,734
Net proceeds from common stock issued to directors in lieu of cash retainer	342	190	60
Withholding taxes paid on stock-based awards	(2,172)	—	—
Net proceeds from secured term loans	300,000	73,072	—
Repayment of Athyrium secured term loans principal	(240,452)	—	—
Prepayment and repayment fees on Athyrium secured term loans	(21,261)	—	—
Payment of debt issuance costs on Pharmakon Tranche A term loan	(11,147)	—	—
Principal payments on finance lease liabilities	(1,165)	—	—
Net proceeds from royalty financing liabilities	—	—	293,874
Net cash provided by financing activities	32,485	88,027	359,668
Effects of exchange rates on cash, cash equivalents and restricted cash	362	566	71
(Decrease) increase in cash, cash equivalents and restricted cash	(193,792)	(201,495)	233,386
Cash, cash equivalents and restricted cash at beginning of year	306,239	507,734	274,348
Cash, cash equivalents and restricted cash at end of year	$112,447	$306,239	$507,734
Supplemental cash flow disclosure:
Cash paid for interest	$22,139	$—	$900
Cash paid for taxes	$1,434	$3,542	$118
Taxes withheld on stock-based awards included in accrued expenses	$4,199	$1,990	$984
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2020	$1,769	$1,002,408	$3	$(1,023,442)	$(19,262)
Net loss	—	—	—	(184,062)	(184,062)
Other comprehensive income	—	—	174	—	174
Exercise of stock options, 3,290 shares, net	33	13,712	—	—	13,745
Employee stock purchase plan sales, 321 shares, net	3	1,986	—	—	1,989
Issuance of common stock associated with royalty financing agreement, 3,846 shares, net	38	45,692	—	—	45,730
Issuance of shares to directors in lieu of cash retainer, 9 shares	—	60	—	—	60
Stock-based compensation expense	—	34,640	—	—	34,640
Balance at December 31, 2021	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)
Net loss	—	—	—	(247,116)	(247,116)
Other comprehensive loss	—	—	(151)	—	(151)
Exercise of stock options, 2,573 shares, net	26	11,874	—	—	11,900
Vesting of restricted stock units, 439 shares	4	(4)	—	—	—
Employee stock purchase plan sales, 260 shares, net	3	2,859	—	—	2,862
Exercise of warrants, 253 shares	3	—	—	—	3
Issuance of shares to directors in lieu of cash retainer, 32 shares	—	190	—	—	190
Stock-based compensation expense	—	44,701	—	—	44,701
Balance at December 31, 2022	$1,879	$1,158,118	$26	$(1,454,620)	$(294,597)
Net loss	—	—	—	(226,539)	(226,539)
Other comprehensive income	—	—	1,311	—	1,311
Exercise of stock options, 1,276 shares, net	13	6,101	—	—	6,114
Vesting of restricted stock units, 1,276 shares	13	(13)	—	—	—
Shares withheld for taxes for vesting of restricted stock units, 59 shares	(1)	(369)	—	—	(370)
Employee stock purchase plan sales, 338 shares, net	4	2,592	—	—	2,596
Exercise of warrants, 14,997 shares	150	(150)	—	—	—
Issuance of shares to directors in lieu of cash retainer, 37 shares	—	342	—	—	342
Stock-based compensation expense	—	55,615	—	—	55,615
Balance at December 31, 2023	$2,058	$1,222,236	$1,337	$(1,681,159)	$(455,528)
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
Note 1— Significant Accounting Policies and Concentrations of Risk
The Company
BioCryst Pharmaceuticals, Inc. (the “Company”) is a global biotechnology company with a deep commitment to improving the lives of people living with complement-mediated and other rare diseases. The Company leverages its expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and protein therapeutics to target difficult-to-treat rare diseases. The Company was founded in 1986 and incorporated in Delaware in 1991, and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule and protein therapeutics through the process known as structure-guided drug design.
The Company’s marketed products include oral, once-daily ORLADEYO® for the prevention of hereditary angioedema (“HAE”) attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States. ORLADEYO received regulatory approval in the United States in December 2020. ORLADEYO has also received regulatory approvals in multiple global markets. The Company is commercializing ORLADEYO in each of these territories directly or through distributors, except in Japan where Torii Pharmaceutical Co., Ltd. (“Torii”), the Company’s collaborative partner, conducts certain commercialization activities with respect to ORLADEYO for the prevention of HAE attacks in exchange for certain royalty payments to the Company. In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada, Australia, Japan, Taiwan and Korea.
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at December 31, 2023 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its total 2024 expenses will exceed its total 2024 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (2) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change its overhead structure; and/or (6) securing U.S. Government funding of its programs, including obtaining procurement contracts. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances among the consolidated entities have been eliminated from the consolidated financial statements.
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Such consolidated financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Revenue Recognition
The Company recorded the following revenues for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Product sales, net	324,696	267,710	136,350
Collaborative and other revenues	6,716	3,117	20,820
Total revenues	$331,412	$270,827	$157,170
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
Product Sales, Net
The Company’s principal sources of product sales are sales of ORLADEYO, which the Company began shipping to patients in December 2020, sales of peramivir to the Company’s licensing partners, and in prior years, sales of RAPIVAB to the U.S. Department of Health and Human Services (“HHS”) under the Company’s historical procurement contract, which was completed in 2022. In the United States, the Company ships ORLADEYO directly to patients through a single specialty pharmacy, which is considered its customer. In the European Union, United Kingdom and elsewhere, the Company sells ORLADEYO to specialty distributors as well as hospitals and pharmacies, which collectively are considered its customers.
The Company recognizes revenue for sales when its customers obtain control of the product, which generally occurs upon delivery. For ORLADEYO, the Company classifies payments to its specialty pharmacy customer for certain services provided by its customer as selling, general and administrative expenses to the extent such services provided are determined to be distinct from the sale of ORLADEYO.
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
Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Under the Company’s historical contracts with the Biomedical Advanced Research and Development Authority within the HHS (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue was recognized as reimbursable direct and indirect costs are incurred.
Under certain of the Company’s license agreements, the Company receives royalty payments based upon its licensees’ net sales of covered products. Royalties are recognized at the later of when (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been satisfied.
Cash and Cash Equivalents
The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts, or investments in debt instruments and certificates of deposit with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.
Restricted Cash
Total restricted cash was $1,804 and $1,472 as of December 31, 2023 and 2022, respectively, and primarily consisted of $1,493 and $1,449 as of December 31, 2023 and 2022, respectively, for a letter of credit the Company is required to maintain associated with its Birmingham lease.
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

The Company classifies all of its investments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company reviews its investments for other than temporary declines in fair value below cost basis at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the Company, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes unless deemed other than temporary. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term.
Fair Value Measurements
Assets and liabilities recorded at fair value on a recurring basis on the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
Items measured at fair value on a recurring basis include investments (Note 3). The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Trade Receivables
The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.
Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the HHS (Note 15), and royalty receivables from the Company’s partners, including Shionogi, Green Cross, and Torii (Note 15).
Monthly invoices were submitted to the HHS related to reimbursable research and development costs. The Company was also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.
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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the Company underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of December 31, 2023 and December 31, 2022, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
Cost of Product Sales
Cost of product sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including freight. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of product sales may also include costs related to excess or obsolete inventory adjustment charges.
Research and Development Expenses
The Company’s research and development costs are expensed when incurred. Research and development expenses include all direct and indirect development costs related to the development of the Company’s portfolio of product candidates. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs, as well as termination fees and other commitments associated with discontinued programs. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by the Company over the service periods specified in the contracts, and estimates are adjusted based upon the Company’s ongoing review of the level of services actually performed.
Additionally, the Company has license agreements with third parties, such as Albert Einstein College of Medicine of Yeshiva University, Industrial Research, Ltd., and the University of Alabama at Birmingham (“UAB”), which require fees related to sublicense agreements. The Company expenses sublicense payments as incurred.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel. Additionally, selling, general and administrative expenses are comprised of market research, marketing, advertising and legal expenses, including patent costs, licenses and other general and administrative costs.
Advertising costs related to ORLADEYO of $14,404, $14,891 and $5,705 were expensed as incurred for the years ended December 31, 2023, 2022 and 2021 respectively.
All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.

Leases
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of December 31, 2023. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases.
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
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. The Company utilizes the Black-Scholes option-pricing model to value its stock option awards and recognize compensation expense on a straight-line basis over the vesting periods. The Company reduces stock-based compensation expense for estimated forfeitures. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, the Company has outstanding performance-based stock options and restricted stock units for which no compensation expense is recognized until “performance” is deemed to have occurred. Significant management judgment is also required in determining estimates of future stock price volatility to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Interest Expense and Deferred Financing Costs
Interest expense primarily relates to the PhaRMA Notes (Note 8), royalty financing obligations (Note 8), the secured term loan borrowings under the Athyrium Credit Agreement (Note 9), and during 2023, the term loan borrowings under the Pharmakon Loan Agreement (Note 9).
Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. When utilizing the effective interest method, in periods in which payment-in-kind (“PIK”) interest was designated and added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs was accretive.
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
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated at the current exchange rate as of the balance sheet date. Revenue and expense accounts are translated at the average exchange rate over the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in foreign currency losses, net, within the Consolidated Statement of Comprehensive Loss.
Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, after giving consideration to the dilutive effect of potentially dilutive common shares. The Company has generated a net loss in all periods presented, so the diluted net loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding as of December 31, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022
Outstanding stock options	41,032	36,520
Unvested restricted stock unit awards	6,507	4,747
Warrants to purchase common stock	—	15,023
Total	47,539	56,290
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive loss and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, realized gains of $1 were reclassified out of accumulated other comprehensive income.
Significant Customers and Other Risks
Significant Customers
The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO in the United States and other global markets and, during the years ended December 31, 2022 and 2021, sales of RAPIVAB (peramivir injection) under the Company’s historical procurement contract with the Assistant Secretary for Preparedness and Response within HHS. Additionally, the Company previously received reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS during the years ended December 31, 2022 and 2021.
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
The Company relied on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program and stockpiling sales of RAPIVAB to HHS. Accordingly, reimbursement of these expenses represented a significant portion of the Company’s collaborative and other research and development revenues. All government funding for galidesivir expired in 2022. Additionally, HHS was the primary customer for RAPIVAB, and it exercised the remaining options for the purchase of RAPIVAB under the procurement contract with the Company during 2022.
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
Recently Adopted Accounting Pronouncements
In December 2020, the FASB issued ASU No. 2019-12 (ASC Topic 740), Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions to the general principles and clarifying existing guidance. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company adopted ASU No. 2019-12 as of January 1, 2021. The adoption of this standard did not have a material impact to the Company’s financial position, results of operations or cash flows.
New Accounting Pronouncements Not Yet Adopted
The Company has reviewed new accounting pronouncements that were issued as of December 31, 2023 and does not believe that these pronouncements are either applicable to the Company, or that they will have a material impact on its financial position or results of operations.
Note 2— Revenue
The Company recorded the following revenues for the years ended December 31 (in thousands):

	Years Ended December 31,
	2023	2022	2021
ORLADEYO:
U.S.	$288,361	$226,358	$117,836
Outside of U.S.	37,629	25,275	4,719
Total ORLADEYO	325,990	251,633	122,555
Other revenues	5,422	19,194	34,615
Total revenues	$331,412	$270,827	$157,170
ORLADEYO revenues represent total revenues from product sales, collaborative revenues and royalties. Royalty revenue from sales of ORLADEYO in Japan by the Company’s collaborative partner, Torii, were $2,178, $1,944, and $690 for the years ended December 31, 2023, 2022, and 2021 respectively.
Other revenues primarily relate to the Company’s product sales and royalties for peramivir injection (RAPIVAB/RAPIACTA/PERAMIFLU), and for the years ended December 31, 2022 and 2021, galidesivir development contracts with BARDA/HHS and NIAID/HHS. Other revenues for the year ended December 31, 2021 also includes milestone revenue of $15,000 upon receipt from the Japanese National Health Insurance System (“NHI”) of a reimbursement price approval for ORLADEYO.

Note 3— Investments
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

Assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2023
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$277,358	$—	$277,358
Certificates of deposit	—	986	—	986
Total assets	$—	$278,344	$—	$278,344

	December 31, 2022
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$129,371	$—	$129,371
Corporate debt securities	—	6,092	—	6,092
Certificates of deposit	—	2,157	—	2,157
Total assets	$—	$137,620	$—	$137,620
There were no changes in valuation techniques during the years ended December 31, 2023 and 2022. There were no liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

As of December 31, 2023, the Company had 11 securities with a total estimated fair market value of $18,513 in an unrealized loss position. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not have intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.

The following tables summarize the fair value of the Company’s investments by type (in thousands):

	December 31, 2023
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$277,151	$121	$150	$(64)	$277,358
Certificates of deposit	980	14	—	(8)	986
Total investments	$278,131	$135	$150	$(72)	$278,344

	December 31, 2022
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$129,940	$427	$—	$(996)	$129,371
Corporate debt securities	6,093	37	—	(38)	6,092
Certificates of deposit	2,163	23	—	(29)	2,157
Total investments	$138,196	$487	$—	$(1,063)	$137,620
The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Maturing in one year or less	$278,344	$119,543
Maturing after one year through two years	—	18,077
Total investments	$278,344	$137,620
Note 4— Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At December 31, 2023 and 2022, receivables, net of reserves, related to sales of ORLADEYO were $54,149 and $41,508, respectively. A returns reserve related to sales of ORLADEYO of $288 was recorded as of December 31, 2023. No reserve or allowance amounts were recorded as of December 31, 2022 related to sales of ORLADEYO. At December 31, 2023 and 2022, receivables related to sales of RAPIVAB were $505 and $823, respectively. No reserve or allowance amounts were recorded as of December 31, 2023 and 2022, related to sales of RAPIVAB.
Collaborations
Receivables from collaborations were as follows (in thousands):

	December 31, 2023
	Billed	Unbilled	Total
Royalty receivables from partners	$—	$2,296	$2,296
Total receivables from collaborators	$—	$2,296	$2,296

	December 31, 2022
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$7,218	$284	$7,502
Royalty receivables from partners	741	—	741
Other collaborations	—	25	25
Total receivables from collaborators	$7,959	$309	$8,268
As of December 31, 2023 and 2022, the reserve related to royalties from collaborations was not material.
Note 5— Inventory
At December 31, 2023 and 2022, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.
The Company’s inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$6,449	$8,906
Work-in-process	17,591	14,990
Finished goods	6,242	4,814
Total inventory	$30,282	$28,710
Reserves	(1,599)	(1,177)
Total inventory, net	$28,683	$27,533
During the years ended December 31, 2023 and 2022, the Company evaluated its inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO, RAPIVAB and peramivir and recorded estimated inventory valuation reserves for those inventories at risk of obsolescence.
Note 6— Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Furniture and fixtures	$1,384	$1,308
Office equipment	719	633
Software	1,252	1,501
Laboratory equipment	5,559	4,588
Leasehold improvements	10,206	10,137
Total property and equipment	$19,120	$18,167
Less accumulated depreciation and amortization	(11,210)	(9,550)
Property and equipment, net	$7,910	$8,617
Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $1,655, $1,437, and $777, respectively. The Company recorded an impairment loss of $1,548 and contract termination fees of $440 related to the discontinuation of the Birmingham research facilities expansion, which has been recognized in research and development expenses during the year ended December 31, 2023. The Company did not record any impairment losses during the years ended December 31, 2022 and 2021.

Note 7— Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Compensation and benefits	$36,518	$22,125
Revenue-related reserves for discounts and allowances	26,509	14,332
Royalties payable	18,524	7,700
Development costs	13,677	30,360
Inventory	190	4,193
Other	7,464	8,855
Total accrued expenses	$102,882	$87,565
Note 8— Royalty Financing Obligations
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
Under the 2021 RPI Royalty Purchase Agreement, RPI is entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 0.75% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 1.75% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000. No royalty payments are payable on Direct Sales over $550,000. RPI is also entitled to receive a tiered revenue share on ORLADEYO sublicense revenue or net sales by licensees in the Other Markets in an amount equal to (i) 3.0% of proceeds received by the Company on annual net sales of up to $150,000 in the Other Markets and (ii) 2.0% of proceeds received by the Company on annual net sales between $150,000 and $230,000 in the Other Markets. No royalty payments are payable on annual net sales above $230,000 in the Other Markets.
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
Under the OMERS Royalty Purchase Agreement, commencing with the calendar quarter beginning October 1, 2023, OMERS is entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 7.5% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 6.0% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000 (with no royalty payments payable on annual Direct Sales over $550,000). For each calendar quarter beginning on or after January 1, 2024, OMERS is entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 10.0% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 3.0% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000 (with no royalty payments payable on annual Direct Sales over $550,000).
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
Under the Royalty Purchase Agreements, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI and OMERS, third-party audits of royalties paid under the Royalty Purchase Agreements, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as was permitted to be incurred under the terms of the Athyrium Credit Agreement (as defined in Note 9 herein) through its payoff and termination on April 17, 2023 or, subsequent to that date and the Pharmakon Loan Agreement (as defined in Note 9 herein), as applicable. See “Note 9—Debt” for further details on the Athyrium Credit Agreement and the Pharmakon Loan Agreement. The restrictions under the Royalty Purchase Agreements on the ability of the Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreements.
The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s Consolidated Balance Sheets. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at their carrying value using the effective interest method. In order to amortize the royalty financing obligations, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. On a quarterly basis, the Company assesses the projected royalty payments relative to the projected interest accretion for the next twelve months to determine if the royalty liability balance is reduced relative to the current outstanding liability, which would signify a repayment of the liability. In such case of excess payments relative to interest accretion for the next twelve months, the excess payments are considered to be a short-term liability and classified within current liabilities on the Company’s Consolidated Balance Sheets.
During the year ended December 31, 2023, the Company adjusted its forecasts related to its BCX10013 program and updated its ORLADEYO forecast based on actual results for the year ended December 31, 2023. The primary factors that impacted forecasts on the BCX10013 development program were development delays, reduced probability of success, reduced pricing assumptions and reduced market share assumptions. These adjustments impacted the amount and timing of expected royalties to be made under the Royalty Purchase Agreements. As a result, the effective interest rate related to the 2020 RPI Royalty Purchase Agreement decreased from 22.4% to 22.3%, the effective interest rate related to the 2021 RPI Royalty Purchase Agreement decreased from 13.1% to 0.0%, and the effective interest rate related to the OMERS Royalty Purchase Agreement decreased from 10.6% to 10.0%.
The following table shows the activity within the Royalty financing obligations account (in thousands) as well as the effective interest rate as of December 31, 2023:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2020	$124,717	$—	$—	$124,717
2021 Royalty sale: Royalty financing obligations, net of issuance costs	—	150,833	147,309	298,142
Non-cash Interest expense on Royalty financing obligations	33,308	2,897	1,465	37,670
Royalty revenues paid and payable	(10,801)	(353)	—	(11,154)
Balance as of December 31, 2021	$147,224	$153,377	$148,774	$449,375
Deferred financing costs	—	(34)	—	(34)
Non-cash Interest expense on Royalty financing obligations	39,994	22,239	14,249	76,482
Royalty revenues paid and payable	(22,237)	(1,931)	—	(24,168)
Balance as of December 31, 2022	$164,981	$173,651	$163,023	$501,655
Non-cash Interest expense on Royalty financing obligations	38,267	14,188	17,901	70,356
Royalty revenues paid and payable	(28,768)	(2,494)	(9,150)	(40,412)
Balance as of December 31, 2023	$174,480	$185,345	$171,774	$531,599

Effective interest rate	22.3%	—%	10.0%
Deferred issuance costs pursuant to the Royalty financing obligations, which consist primarily of advisory and legal fees, totaled $8,532 as of December 31, 2023 and 2022. The Royalty financing obligations liabilities and the associated deferred issuance costs are amortized using the effective interest method over the term of the arrangement.
Concurrent with entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”), pursuant to which the Company sold common stock to RPI for a premium of $4,269. This premium has been deferred and is being amortized through interest expense using the effective interest method over the term of the applicable arrangement. See “Note 11—Stockholders’ Equity” for further details on the common stock sale premium.

RAPIACTA
Overview
On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Company’s agreement (the “Shionogi Agreement”) with Shionogi & Co., Ltd. (“Shionogi”), pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA in Japan and Taiwan. The Company received net proceeds of $22,691 from the transaction.
As part of the transaction, the Company entered into a purchase and sale agreement dated as of March 9, 2011 with JPR Royalty Sub LLC, a wholly-owned subsidiary of the Company (“Royalty Sub”), whereby the Company transferred to Royalty Sub, among other things, its rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement. Royalty payments are paid by Shionogi in Japanese Yen, and any milestone payments will be paid in U.S. dollars. The Company’s collaboration with Shionogi was not impacted as a result of this transaction.
Non-Recourse Notes Payable
On March 9, 2011, Royalty Sub completed a private placement to institutional investors of $30,000 in aggregate principal amount of its PhaRMA Senior Secured 14% Notes due on December 1, 2020 (the “PhaRMA Notes”). The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. Principal and interest on the PhaRMA Notes are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by the Company to Royalty Sub. The PhaRMA Notes bear interest at 14% per annum, payable annually in arrears on September 1st of each year. The Company remains entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment of the PhaRMA Notes. Royalty Sub’s obligations to pay principal and interest on the PhaRMA Notes are obligations solely of Royalty Sub and are without recourse to any other person, including the Company, except to the extent of the Company’s pledge of its equity interests in Royalty Sub in support of the PhaRMA Notes.
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
Note 9— Debt
Pharmakon Loan Agreement
On April 17, 2023, the Company entered into a $450,000 Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. Certain of the Company’s wholly-owned subsidiaries are guarantors to the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300,000 (the “Tranche A Loan”) funded on April 17, 2023 (the “Tranche A Closing Date”). The Company used a portion of the proceeds from the Tranche A Loan to repay the $241,787 of outstanding indebtedness (principal and interest due as of April 17, 2023) under the then-existing Athyrium Credit Agreement (defined below) and to pay associated transaction costs and fees, and used the remaining net proceeds of $25,805 for other general corporate purposes.

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
The Tranche A Loan accrued interest at an effective interest rate of 13.30% for the year ended December 31, 2023.
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
As of December 31, 2023, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the year ended December 31, 2023 totaled $27,326. As allowable under the Pharmakon Loan Agreement, the Company has designated and accounted for 50% of the quarterly interest payments for the year ended December 31, 2023 as a Pharmakon PIK Interest Payment and the amount of $13,663 has been added to the outstanding principal balance of the borrowing. The remaining 50% of the quarterly interest payments of $13,663 have been paid at the end of each quarterly period. As of December 31, 2023, borrowings, including the Pharmakon PIK Interest Payments, totaled $313,663. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
Incurred debt fees and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement totaled $11,147 and have been deferred and are being amortized as interest expense on an effective interest rate method over the remaining term of the Tranche A Loan. Deferred financing amortization of $715 was recognized for the year ended December 31, 2023.
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
On November 19, 2021, the Company entered into an amendment to the Athyrium Credit Agreement to, among other things, (i) permit the Company to enter into the 2021 RPI Royalty Purchase Agreement, the OMERS Royalty Purchase Agreement, and the other definitive documentation related thereto and to perform its obligations thereunder; and (ii) require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Athyrium Credit Agreement in the event that the Company prepaid or repaid, or was required to prepay or repay, voluntarily or pursuant to mandatory prepayment obligations under the Athyrium Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty financing transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Athyrium Term Loans, in each case, subject to certain exceptions set forth in the Athyrium Credit Agreement.
The Athyrium Credit Agreement provided for quarterly interest-only payments until the maturity date, with the unpaid principal amount of the outstanding Athyrium Term Loans due and payable on the maturity date. For each of the first eight full fiscal quarters following December 7, 2020, the Company had the option to make the applicable interest payment-in-kind (an “Athyrium PIK Interest Payment”) by capitalizing the entire amount of interest accrued during the applicable interest period with the unpaid original principal amount outstanding on the last day of such period. The Athyrium Term Loans accrued interest at a rate equal to the three-month LIBOR rate, which was no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25%, or for each interest period in which an Athyrium PIK Interest Payment was made, LIBOR plus 10.25%. The quarter ended December 31, 2022 was the last period eligible for the Athyrium PIK Interest Payment designation.
The Athyrium Term Loans accrued interest at an effective interest rate of 13.71% during the period in which the debt was outstanding for the year ended 2023 compared to 12.87% for fiscal year 2022.
Quarterly interest payments under the Athyrium Credit Agreement for the year ended December 31, 2023 totaled $8,476. Quarterly interest payments under the Athyrium Credit Agreement for the year ended December 31, 2022 totaled $23,387 and were designated and accounted for as Athyrium PIK Interest Payments and added to the outstanding principal balance of the borrowing. From the Athyrium Term Loans’ inception through December 31, 2022, the quarterly interest payments were designated and accounted for as Athyrium PIK Interest Payments and added to the outstanding principal balance of the borrowing. The quarter ended December 31, 2022 was the last period eligible for the Athyrium PIK Interest Payment designation. Deferred financing amortization of $1,069 and $916, and $531 was recognized for the years ended December 31, 2023, 2022, and 2021 respectively.
On April 17, 2023, the outstanding principal of the Athyrium Term Loans, including the Athyrium PIK Interest Payments of $240,452 along with interest accrued of $1,335 for the first 17 days of the quarterly interest period ended June 30, 2023, was repaid with the funding received through the Pharmakon Loan Agreement.

In accordance with the Athyrium Credit Agreement, upon the prepayment or repayment of all or any of the Athyrium Term Loans, the Company was obligated to pay an exit fee in an amount equal to 2.00% of the principal amount of the Athyrium Term Loans prepaid or repaid. In addition, each Athyrium Term Loan was subject to a 1.00% commitment fee at its respective borrowing date. As a result, the Company incurred prepayment and final payment fees of $17,261 upon repayment of the Athyrium Term Loans. Additionally, unamortized deferred financing costs of $11,758 associated with the Athyrium Term Loans were written-off at the time of repayment. Collectively, the prepayment and final payment fees and unamortized deferred financing costs totaled $29,019 and are reflected as a one-time loss on extinguishment of debt on the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023.
Note 10— Lease Obligations
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of December 31, 2023. Renewal options for the Company’s leases range from 1 to 3 years in length and begin from 2024 through 2030.
Lease expense under operating and finance leases was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease expense	$2,018	$1,578	$1,660
Finance lease expense:
Amortization of right-of-use assets	$1,212	$816	113
Interest on lease liabilities	$201	$138	22
Total finance lease expense	$1,413	$954	$135
Other supplemental information related to leases was as follows:

	As of December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	9.7 years	10.6 years
Finance leases	3.0 years	3.0 years
Weighted average discount rate:
Operating leases	10.88%	12.54%
Finance leases	7.46%	5.00%

The following table summarizes the presentation in the Consolidated Balance Sheets of the Company’s operating leases (in thousands):

		As of December 31,
	Balance Sheet Location	2023	2022
Operating lease assets:
Operating lease assets, net	Other Assets	$8,682	$4,242
Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities – current liabilities	$1,058	$1,516
Non-current operating lease liabilities	Operating lease liabilities – long-term liabilities	8,390	4,027
Total operating lease liabilities		$9,448	$5,543
The following table summarizes the presentation in the Consolidated Balance Sheets of the Company’s finance leases (in thousands):

		As of December 31,
	Balance Sheet Location	2023	2022
Finance lease assets:
Finance lease assets, net	Other Assets	$4,322	$2,564
Finance lease liabilities:
Current finance lease liabilities	Finance lease liabilities – current liabilities	$1,590	$853
Non-current finance lease liabilities	Finance lease liabilities – long-term liabilities	2,845	1,777
Total finance lease liabilities		$4,435	$2,630
Operating lease assets are recorded net of accumulated amortization of $4,794 and $3,268 as of December 31, 2023 and 2022, respectively. Finance lease assets are recorded net of accumulated amortization of $2,293 and $1,081 as of December 31, 2023 and 2022, respectively.
Maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$2,014	$1,857
2025	1,701	1,732
2026	1,509	899
2027	1,463	437
2028	1,312	27
Thereafter	7,952	—
Total lease payments	15,951	4,952
Less imputed interest	(6,503)	(517)
Total	$9,448	$4,435

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$201	$898	$125
Operating cash flows for operating leases	$1,920	$1,555	$1,490
Financing cash flows for finance leases	$1,165	$—	$—

Operating lease assets obtained in exchange for operating lease liabilities:	$4,695	$755	$1,536
Finance lease assets obtained in exchange for finance lease liabilities:	$2,971	$1,302	$2,190
Non-cash increase to operating lease assets due to remeasurement of operating lease liabilities:	$924	$—	$—
Note 11— Stockholders’ Equity
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
On November 19, 2021, concurrent with the Company entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into the Common Stock Purchase Agreement, pursuant to which the Company issued 3,846 shares of the Company’s common stock to RPI for an aggregate purchase price of $50,000, at a price of $13.00 per share, calculated based on the 20-day volume weighted average price. The $13.00 per share price represented a premium of $1.11 over the closing price of $11.89 of the Company’s common stock on November 19, 2021, the last trading day prior to the execution of the Common Stock Purchase Agreement. The premium of $4,269 paid by RPI on the purchase of the Company’s common stock has been deferred and is being amortized as a component of interest expense of the 2021 RPI royalty financing obligation.
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
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2023	2022
Shares reserved for exercises of outstanding stock options	41,032	36,520
Shares reserved for vesting of restricted stock units	6,507	4,747
Shares reserved for exercises of warrants	—	15,023
Shares reserved for future issuance under the Stock Incentive Plan	3,376	4,206
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,651	947
Shares reserved for future issuance under the Employee Stock Purchase Plan	5,454	5,792
Total shares reserved for future issuance	58,020	67,235

Note 12— Stock-Based Compensation
As of December 31, 2023, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 24, 2023 and approved by the Company’s stockholders on June 13, 2023. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense (in thousands):

	Years Ended December 31,
	2023	2022	2021
Incentive Plan	$44,581	$36,716	$27,062
Inducement Plan	9,958	6,550	6,055
ESPP	1,076	1,435	1,523
Stock-based compensation expense	$55,615	$44,701	$34,640
Total stock-based compensation was allocated as follows:

	Years Ended December 31,
	2023	2022	2021
Research and development	$29,377	$24,936	$20,179
Selling, general and administrative	26,238	19,765	14,461
Total stock-based compensation expense	$55,615	$44,701	$34,640
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
In December 2014, the Company issued 1,250 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of December 31, 2023, 85% of these grants have vested.
In January 2022, the Company issued 221 performance-based restricted stock unit awards. 21 of the awards met the performance objectives in 2022 and became eligible for vesting at 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date, until fully vested after three years. The Company recognized $34 and $158 of stock compensation expense related to these awards during the years ended December 31, 2023 and December 31, 2022, respectively.
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
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	31,179	$8.56
Granted	6,625	6.67
Exercised	(935)	5.21		$3,601
Cancelled or Forfeited	(1,364)	10.00
Outstanding at December 31, 2023	35,505	$8.24	6.85	$12,280
Exercisable at December 31, 2023	21,008	$7.87	5.44	$12,280
Vested and expected to vest at December 31, 2023	33,557	$8.19	6.77	$12,280
The total intrinsic value of stock option awards exercised under the Incentive Plan was $21,150 and $25,484 during the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value represents the total proceeds (calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the exercise date) received by all individuals who exercised stock option awards during the period.
The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	4,159	$10.69
Granted	3,106	6.71
Vested	(1,137)	11.04
Forfeited	(536)	7.91
Unvested at December 31, 2023	5,592	$8.67
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during 2023, 2022, and 2021 was $6.71, $11.20, and 11.36, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
As of December 31, 2023, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Incentive Plan was $40,981, which is expected to be recognized over a weighted average period of 2.0 years.
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
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,341	$8.80
Granted	1,196	8.15
Exercised	(344)	3.70		$1,803
Cancelled or Forfeited	(666)	10.47
Outstanding at December 31, 2023	5,527	$8.77	7.76	$4,463
Exercisable at December 31, 2023	2,448	$7.17	6.89	$3,434
Vested and expected to vest at December 31, 2023	5,122	$8.68	7.72	$4,291
The total intrinsic value of stock option awards exercised under the Inducement Plan was $3,710 and $6,700 during the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value represents the total proceeds (calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the exercise date) received by all individuals who exercised stock option awards during the period.
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	588	$13.14
Granted	581	7.81
Vested	(139)	13.13
Forfeited	(115)	11.98
Unvested at December 31, 2023	915	$9.90
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during 2023 and 2022 was $7.81 and 13.21, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method. No restricted stock unit awards were granted under the Inducement Plan during 2021.
As of December 31, 2023, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Inducement Plan was $7,044, which is expected to be recognized over a weighted average period of 1.8 years.
Weighted Average Assumptions for Stock Option Awards Granted to Employees and Directors under the Incentive and Inducement Plans
For stock option awards granted under the Incentive Plan and the Inducement Plan, the fair value is estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted below. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
Historically, the expected life was based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. Effective July 1, 2023, the expected life is based on the historical settlement of options by taking into account exercises and post-

vesting terminations and weighing them based on the number of options settled. This change in approach did not have a significant impact on the value of the stock option awards granted. The expected volatility represents the historical volatility on the Company’s publicly-traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Stock Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan during the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Expected Life in Years	5.7	5.5	5.5
Expected Volatility	82.5%	84.2%	84.2%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	3.9%	3.6%	1.1%
Weighted average grant date fair value per share	$4.75	$7.57	$7.93
The total fair value of the stock option awards vested under the Incentive Plan was $33,731, $28,916, and $20,510 during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, total unrecognized compensation cost related to unvested stock option awards granted under the Incentive Plan was $75,164, which is expected to be recognized over a weighted average period of 1.9 years.
Inducement Equity Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Inducement Plan during the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Expected Life in Years	5.6	5.5	5.5
Expected Volatility	83.5%	84.2%	84.2%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	4.0%	3.2%	0.9%
Weighted average grant date fair value per share	$5.79	$9.54	$9.65
The total fair value of the stock option awards vested under the Inducement Plan was $7,698, $4,659, and $2,885 during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, total unrecognized compensation cost related to unvested stock option awards granted under the Inducement Plan was $16,216, which is expected to be recognized over a weighted average period of 1.5 years.
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,454 shares remain available for purchase at December 31, 2023. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than three thousand shares may be purchased by any one employee at each purchase date, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.
During the years ended December 31, 2023, 2022, and 2021, the Company issued 338, 260, and 321 shares of common stock under the ESPP, respectively, at a weighted average price per share of $7.68, $11.03, and $6.20, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during the years ended December 31, 2023, 2022, and 2021, were $3.82, $6.02, and $2.80, respectively.
Note 13— Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$(206,674)	$(225,127)	$(159,632)
Foreign	(19,555)	(19,256)	(22,177)
Loss before provision for income taxes	$(226,229)	$(244,383)	$(181,809)
The components of the (benefit) expense for income taxes were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current expense (benefit) provision:
U.S. Federal and state	$(45)	$2,430	$2,179
Foreign	1,037	292	233
Total current expense provision	992	2,722	2,412
Deferred expense (benefit) provision:
U.S. Federal and state	(120)	11	(159)
Foreign	(562)	—	—
Total deferred expense provision	(682)	11	(159)
Total expense provision	$310	$2,733	$2,253
The differences between the Company’s effective tax rate and the statutory tax rate in 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Income tax benefit at federal statutory rate (21% for 2023, 2022 and 2021)	$(47,328)	$(51,321)	$(38,175)
State and local income taxes net of federal tax benefit	(3,477)	(1,816)	(2,288)
Permanent items	3,015	(1,608)	(1,343)
Expiration of attribute carryforwards	—	—	(1,057)
Research and development tax credits	(3,301)	(9,793)	(5,994)
Foreign rate differential	2,255	1,862	1,940
Other	1,656	(5,485)	1,216
Change in valuation allowance	47,490	70,894	47,954
Income tax expense	$310	$2,733	$2,253
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2023	2022
Balance at January 1,	$13,844	$9,729
Additions to current period tax positions	825	4,115
Reductions to prior period tax provisions	(307)	—
Balance at December 31,	$14,362	$13,844
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the IRC and similar state tax law.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net federal and state operating losses	$108,753	$101,600
Research and development credits	88,390	86,321
Royalty income	122,391	115,554
Stock-based compensation	26,113	19,374
Capitalized R&D	75,081	62,794
Leasing obligations	3,076	1,842
Other	17,515	4,354
Total deferred tax assets	441,319	391,839
Deferred tax liabilities:
Fixed assets	(678)	(717)
Right of use asset	(2,872)	(1,525)
Total deferred tax liabilities	(3,550)	(2,242)
Valuation allowance	(437,098)	(389,608)
Net deferred tax assets (liabilities)	$671	$(11)
The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a valuation allowance against substantially all the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $47,490, $70,894, and $47,954 in 2023, 2022, and 2021, respectively.
As of December 31, 2023, the Company had U.S. federal operating loss carryforwards of $432,328, state operating loss carryforwards of $183,478, foreign net operating losses of $65,416, and U.S. research and development and orphan drug credit carryforwards of $102,752, which will expire at various dates from 2024 through 2043. Federal losses, state losses, and research and development credit carryforwards began expiring in 2021. The foreign net operating losses have an indefinite carryforward period.
Tax years 2020-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2020 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2023, 2022, and 2021.
As of December 31, 2023, the Company has minimal accumulated undistributed earnings generated by its foreign subsidiaries which have already been subject to local and U.S. tax (as part of the global intangible low-taxed income provisions). The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries to fund its international operations. In addition, the Company expects future U.S. cash generation will be sufficient to meet future U.S. cash needs.
Note 14— Employee 401(k) Plan
In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the IRC covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $5,716, $3,758, and $2,834 in 2023, 2022, and 2021, respectively.
Note 15— Collaborative and Other Relationships
Government Collaborations
National Institute of Allergy and Infectious Diseases (“NIAID/HHS”)
In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease and subsequently, Yellow Fever and Ebola virus disease. On September 15, 2021, the Company entered into an amendment to pay for certain additional costs, including additional manufacturing development costs and overhead, and to change the total value of the contract, as amended, to $47,315 from $45,931. All options under the contract have been awarded.
In August 2020, NIAID/HHS awarded the Company a new contract, with potential aggregate funding of up to $43,908 if all contract options were exercised, to manufacture and evaluate the safety, efficacy and tolerability of galidesivir. NIAID/HHS made an initial award of $6,326 to the Company under this contract. Revenue related to this contract was recognized during the years ended December 31, 2022 and 2021.
Biomedical Advanced Research and Development Authority (“BARDA/HHS”)
In March 2015, BARDA/HHS awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract included a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that could be exercised by the government, bringing the potential value of the contract to $39,120. As of December 31, 2022, a total of $20,574 was awarded under exercised options within this contract. The most recent development option was completed as of December 31, 2022.
The contracts with NIAID/HHS and BARDA/HHS were cost-plus-fixed-fee contracts. That is, the Company was entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that were related to the development of galidesivir plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS made periodic assessments of progress, and the continuation of the contracts was based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government had rights under certain contract clauses to terminate these contracts. These contracts were terminable by the government at any time for breach or without cause. As of December 31, 2022, all of the Company’s government funding for galidesivir had expired.
U.S. Department of Health and Human Services (“HHS”)
In September 2018, HHS awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. The Company initially delivered 20,000 doses of RAPIVAB under this contract in 2019 for a total price of approximately $13,864. The Company further delivered 20,000 and 9,980 doses of RAPIVAB in 2022 and 2021, respectively, and recorded revenue of $13,864 and $6,918 for the years ending December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had delivered a total of 49,980

RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract, effectively completing the contract with HHS.
ORLADEYO
Torii Pharmaceutical Co., Ltd. (“Torii”)
On November 5, 2019, the Company entered into a Commercialization and License Agreement with Torii (the “Original Torii Agreement”), granting Torii the exclusive right to commercialize ORLADEYO for the prevention of hereditary angioedema (“HAE”) attacks in Japan. Under the Original Torii Agreement, the Company received an upfront, non-refundable payment of $22,000. The Company received an additional milestone payment of $15,000 in the second quarter of 2021 upon receipt from the Japanese NHI of a reimbursement price approval for ORLADEYO. In addition, the Company was entitled to receive tiered royalty payments, ranging from 20% to 40% of annual net sales of ORLADEYO in Japan during each calendar year. Torii’s royalty payment obligations were subject to customary reductions in certain circumstances, but could not be reduced by more than 50% of the amount that otherwise would have been payable to the Company in the applicable calendar quarter.
The Company identified performance obligations under the Original Torii Agreement related to (i) the license to develop and commercialize ORLADEYO, (ii) regulatory approval support, and (iii) reimbursement pricing approval support. These were each determined to be distinct from the other performance obligations. The Company allocated the $22,000 upfront consideration to the identified performance obligations using estimation approaches to determine the standalone selling prices under ASC Topic 606. Specifically, in determining the value related to the license, a valuation approach utilizing risk adjusted discounted cash flow projections was used, and an expected cost plus margin approach was utilized for the other performance obligations.
On November 30, 2023, the Company entered into an Amended and Restated Commercialization and License Agreement with Torii (as amended, the “Torii Agreement”). Under the Torii Agreement, the Company is entitled to receive tiered royalty payments, ranging from 20% to 80% of annual net sales of ORLADEYO in Japan during each calendar year. The Company is now responsible for all commercial promotion activities to support ORLADEYO sales in Japan, and Torii is responsible for HAE disease awareness activities in Japan. The Company will receive a 20% royalty on annual Japanese sales below a prespecified threshold and an 80% royalty on annual Japanese sales above the prespecified threshold.
Torii’s updated royalty payment obligations commenced upon November 30, 2023 and expire upon the later of (i) the tenth anniversary of the date of first commercial sale of ORLADEYO in Japan, (ii) the expiration of the Company’s patents covering ORLADEYO, and (iii) the expiration of regulatory exclusivity for ORLADEYO in Japan.
The Company determined that the Torii Agreement represented a contract modification to be accounted for as if it were part of the Original Torii Agreement under ASC Topic 606. As the performance obligations under the Original Torii agreement had been fully satisfied, the Company was not required to adjust revenue previously recognized.
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
Green Cross Corporation (“Green Cross”)
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
Other Collaborations
Clearside Biomedical, Inc. (“Clearside”)
On November 3, 2023, the Company announced that it entered into a license agreement (the “Clearside Agreement”) with Clearside, enabling the Company to develop its investigational plasma kallikrein inhibitor, avoralstat, with Clearside’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema.
Under the Clearside Agreement, Clearside received a $5,000 upfront license fee from the Company, which has been recognized in research and development expenses during the year ended December 31, 2023. Clearside is eligible to receive up to an additional $30,000 in clinical and regulatory milestone payments, and up to a total of $47,500 in three post-approval sales-based milestone payments as annual global net sales progress to $2,000,000. The Company will pay Clearside tiered mid-single digit royalties on annual global net product sales, at three tiers, including a top tier of >$1,500,000.
Note 16— Workforce Reduction
In January 2024, the Company announced a reduction of workforce. The majority of the impacted employees had a termination date in January 2024, with certain employees exiting later in 2024. The Company notified the impacted employees in January 2024.
The Company incurred costs related to employee severance, benefits, and related costs which were accounted for as ongoing terminations benefits under ASC Topic 712, Nonretirement Postemployment Benefits. As of December 31, 2023, it was considered probable that payment would be owed and the amount of payment was considered to be reasonably estimable, which resulted in the recognition of $3,380 of costs related to the workforce reduction during the year ended December 31, 2023, of which $3,026 has been recognized in research and development expenses and $354 has been recognized in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. As of December 31, 2023, none of the costs were paid and are included within accrued expenses on the Consolidated Balance Sheet. These costs are expected to be disbursed during the period of January 1, 2024 through December 31, 2024.
In addition, the employees impacted by the workforce reduction received an amount equal to the bonus amount the employee would have received through continued employment with the Company, which was considered a one-time termination benefit pursuant to ASC Topic 420, Exit or Disposal Costs. As a result, $1,264 will be recognized during the three months ended March 31, 2024, the period in which the communication occurred, of which $1,201 will be recognized in research and development expenses, and $63 will be recognized in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. This cost is expected to be disbursed during the period of January 1, 2024 through March 31, 2024.
The Company does not expect to incur any additional significant costs related to this workforce reduction.
Note 17— Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has concluded that no subsequent events have occurred that require disclosure, except as described in “Note 16— Workforce Reduction”.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioCryst Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BioCryst Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2024 expressed an adverse opinion thereon.
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
The Company recorded the RPA’s as liability instruments (royalty financing obligations) on the balance sheet at their carrying value of $531.6 million as of December 31, 2023, and imputed interest expense associated with these liabilities using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of each arrangement. The interest rates on these instruments may vary during the term of the agreement depending on a number of factors, including the level and timing of forecasted net revenues which affects the repayment timing and ultimate amount of repayment. In order to amortize the royalty financing obligations, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the third parties over the life of the arrangements. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources.
Auditing the royalty financing obligations may be complex and highly judgmental due to the estimation uncertainty in determining the effective interest rates. The Company’s effective interest rate models include actual revenues recorded and royalties paid to-date, as well as revenue projections for which future royalties will be paid, which are sensitive to significant assumptions (including population, market penetration, probability of success, and sales price, among others) that are affected by expectations about future market conditions.

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

Product Sales, net

Description of the Matter
As discussed in Note 1, when recognizing product revenue, the Company makes an estimate of the net selling price (transaction price), which includes estimates of variable consideration. For the year ended December 31, 2023, the Company recorded net product sales of $324.7 million. Product sales are recorded net of adjustments for variable consideration including estimated government rebates, managed care rebates, chargebacks, costs of co-payment for assistance programs, and product returns at the time revenue is recorded.
The Company’s estimates of variable consideration depend on the identification of key customer contract terms and conditions. The revenue recognition process can be complex and can involve judgment related to these estimates as well as to identify and assess the terms and conditions of customer agreements and related government regulations that could affect revenue recognition, as the Company’s revenue expands with new customers and new markets.

How We Addressed the Matter in Our Audit
To test product sales, our audit procedures included, among others, tracing a sample of revenue transactions recognized during the year to source documentation. We also confirmed a sample of outstanding receivable balances directly with the Company’s customers. To test management’s estimates of variable consideration, we obtained management’s calculations for the respective estimates and performed one or more of the following procedures: tested the adjustments for variable consideration recorded for a sample of revenue transactions, tested management’s estimation process to assess whether the recorded reserve balances are within a reasonable range of estimate, assessed subsequent events, and tested credits issued throughout the year.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
Raleigh, NC
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of BioCryst Pharmaceuticals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, BioCryst Pharmaceuticals, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
The Company has experienced insufficient staffing resources in its accounting function, which restricts its ability to consistently execute review procedures over financial statement close processes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 27, 2024, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Raleigh, NC
February 27, 2024
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting, described below.
Management’s Annual Report on Internal Control Over Financial Reporting
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
In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weakness described below. In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, we identified two material weaknesses in our disclosure controls. As noted below, we believe we have remediated one of those material weaknesses.
We have experienced insufficient staffing resources in our accounting function, which restricts our ability to consistently execute review procedures over financial statement close processes.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has also issued an adverse report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have remediated the material weakness identified in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 concerning our ability to perform requisite reviews and approval of manual journal entries posted to the general ledger. In continuing to address the remaining material weakness we have engaged third party experts and undertaken actions in each of the steps identified below:

•Hiring, developing, and retaining additional personnel with appropriate accounting and internal controls expertise;
•Reviewing and updating (as appropriate) the organizational design of the controllership function;
•Reviewing and updating (as appropriate) our methodologies, policies, and procedures designed to ensure adequate internal control over financial reporting, including underlying information technology and business process controls; and
•Ongoing (as appropriate) training programs on relevant internal control over financial reporting matters.

This is a high priority for the Company. Management will continue to implement measures to remediate this material weakness, such that these controls are designed, implemented, and operating effectively.

Once implemented, these remediation activities are designed to strengthen our internal control over financial reporting and remediate the material weakness; however, remediation will not be confirmed until management has completed the requisite remediation activities and tested the design and operation of such controls.

Despite the existence of this material weakness, we believe the consolidated financial statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
Other than described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

Director and Officer Trading Arrangements

During the three months ended December 31, 2023, the directors and officers of the Company adopted or terminated the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) set forth in the table below.

Name (Title)	Action	Termination Date	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jon P. Stonehouse, President and Chief Executive Officer	Termination	November 7, 2023	Rule 10b5-1 trading arrangement	(1)	(1)

Anthony J. Doyle, Chief Financial Officer and Treasurer	Termination	November 7, 2023	Rule 10b5-1 trading arrangement	(1)	(1)
Helen M. Thackray, M.D., Chief Research & Development Officer	Termination	November 8, 2023	Rule 10b5-1 trading arrangement	(2)	(2)
Alane P. Barnes, Chief Legal Officer and Secretary	Termination	November 7, 2023	Rule 10b5-1 trading arrangement	(1)	(1)
Charles K. Gayer, Chief Commercial Officer	Termination	November 7, 2023	Rule 10b5-1 trading arrangement	(2)	(2)

(1) This trading plan was originally adopted on March 11, 2022, to cover tax withholding obligations, commissions and any fees related to the vesting of restricted stock units, with a scheduled expiration date of December 31, 2025. The aggregate number of securities that would have been sold under this plan is indeterminable because the number of shares that would have been sold to satisfy applicable tax withholding obligations upon vesting is unknown, as the number would vary based on the extent to which vesting conditions were satisfied and the market price of the Company’s common stock at the time of settlement.

(2) This trading plan was originally adopted on March 14, 2022, to cover tax withholding obligations, commissions and any fees related to the vesting of restricted stock units, with a scheduled expiration date of December 31, 2025. The aggregate number of securities that would have been sold under this plan is indeterminable because the number of shares that would have been sold to satisfy applicable tax withholding obligations upon vesting is unknown, as the number would vary based on the extent to which vesting conditions were satisfied and the market price of the Company’s common stock at the time of settlement.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth under the captions “Items to be Voted upon — 1. Election of Directors,” “Executive Officers,” and “Corporate Governance” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “2023 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the caption “Corporate Governance” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Raleigh, NC, Auditor Firm ID: 42.
The information required by this item is set forth under the caption “Items to be Voted upon — 2. Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.

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
(b) Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of BioCryst Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of BioCryst Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of BioCryst Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation of BioCryst Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., effective January 16, 2024. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 18, 2024.

4.1	Description of Securities. Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 1, 2021.

4.2
Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed May 6, 2011.

10.1&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated March 8, 2014). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2014.

10.2&
BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated May 23, 2016).  Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 23, 2016.

10.3&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 3, 2017). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2017.

10.4&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated September 17, 2018). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2018.

10.5&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 12, 2019). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 4, 2019.

10.6&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated March 19, 2020). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2020.

10.7&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 1, 2021). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2021.

10.8&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 18, 2022). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 7, 2022.

10.9&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 24, 2023). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 14, 2023.

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

10.24&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated as of October 26, 2023). Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 8, 2023.

10.25&
Form of Notice of Grant of Stock Option and Standard Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed March 1, 2021.

10.26&
Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed February 27, 2023.

10.27&	BioCryst Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, effective April 18, 2022. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 9, 2022.

10.28&	BioCryst Pharmaceuticals, Inc. Annual Incentive Plan (effective as of December 16, 2020). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 17, 2020.

10.29&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed March 4, 2008.

10.30&
Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Jon P. Stonehouse, dated February 14, 2007. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed March 14, 2007.

10.31&
Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes, dated August 4, 2021. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 9, 2021.

10.32&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Charles Gayer, dated January 14, 2020. Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed March 1, 2021.

10.33&
Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Charles Gayer, dated September 24, 2021. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed November 4, 2021.

10.34&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Anthony Doyle, dated March 29, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 11, 2020.

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

10.38†
License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed March 1, 2021.

10.39†
First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed March 1, 2021.

10.40
Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.41
Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.42†*
Purchase and Sale Agreement, dated as of December 7, 2020, between BioCryst Pharmaceuticals, Inc. and RPI 2019 Intermediate Finance Trust. Incorporated by reference to Exhibit 10.91 to the Company’s Form 10-K filed March 1, 2021.

10.43†*
Purchase and Sale Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and RPI 2019 Intermediate Finance Trust. Incorporated by reference to Exhibit 10.102 to the Company’s Form 10-K filed on February 28, 2022.

10.44†*
Purchase and Sale Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and OCM IP Healthcare Holdings Limited. Incorporated by reference to Exhibit 10.103 to the Company’s Form 10-K filed on February 28, 2022.

10.45†*
Common Stock Purchase Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and RPI Intermediate Finance Trust. Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-K filed on February 28, 2022.

10.46†*
Loan Agreement, dated as of April 17, 2023, by and among BioCryst Pharmaceuticals, Inc., as borrower, the guarantors signatory thereto or otherwise party thereto from time to time, BioPharma Credit PLC, as collateral agent for the lenders, and BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, as lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2023.

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

(97)	BioCryst Pharmaceuticals, Inc. Rule 10D-1 Clawback Policy

(101)
Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the fiscal year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

(104)	Cover Page Interactive Data File – The cover page from this annual report on Form 10-K for the fiscal year ended December 31, 2023 is formatted in Inline XBRL (contained in Exhibit 101).

†
Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

*	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
&	Management contracts.
( )	Filed herewith.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2024:

Signature	Title(s)

/s/ Jon P. Stonehouse	President, Chief Executive Officer and Director
Jon P. Stonehouse	(Principal Executive Officer)

/s/ Anthony J. Doyle	Chief Financial Officer
Anthony J. Doyle	(Principal Financial Officer and Interim Principal Accounting Officer)

/s/ George B. Abercrombie	Director
George B. Abercrombie

/s/ Stephen J. Aselage	Director
Stephen J. Aselage

/s/ Steven K. Galson	Director
Steven K. Galson, M.D.

/s/ Theresa M. Heggie	Director
Theresa M. Heggie

/s/ Nancy J. Hutson	Director
Nancy J. Hutson, Ph.D.

/s/ Alan G. Levin	Director
Alan G. Levin

/s/ Amy E. McKee	Director
Amy E. McKee, M.D.

/s/ Vincent J. Milano	Director
Vincent J. Milano

/s/ Machelle Sanders	Director
Machelle Sanders