Form 10-Q
period 2024-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2024-05-07
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 30, 2024 was 206,377,088.

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
i

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$84,333	$110,643
Restricted cash	1,798	1,804
Investments	252,221	278,344
Trade receivables	60,586	56,950
Inventory, net	29,781	28,683
Prepaid expenses and other current assets	18,381	19,542
Total current assets	447,100	495,966
Property and equipment, net	7,831	7,910
Other assets	12,961	13,084
Total assets	$467,892	$516,960

Liabilities and Stockholders’ Deficit
Accounts payable	$11,910	$20,893
Accrued expenses	79,249	102,882
Operating lease liabilities	1,098	1,058
Finance lease liabilities	1,642	1,590
Royalty financing obligations	26,022	23,565
Total current liabilities	119,921	149,988
Operating lease liabilities	8,596	8,390
Finance lease liabilities	2,506	2,845
Royalty financing obligations	504,552	508,034
Secured term loan	308,484	303,231
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 206,347 at March 31, 2024 and 205,771 at December 31, 2023	2,063	2,058
Additional paid-in capital	1,237,537	1,222,236
Accumulated other comprehensive income	771	1,337
Accumulated deficit	(1,716,538)	(1,681,159)
Total stockholders’ deficit	(476,167)	(455,528)
Total liabilities and stockholders’ deficit	$467,892	$516,960
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts, Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$92,761	$68,778
Expenses:
Cost of product sales	1,265	931
Research and development	46,493	48,388
Selling, general and administrative	59,364	47,867
Royalty	127	7
Total operating expenses	107,249	97,193
Loss from operations	(14,488)	(28,415)
Interest income	4,031	3,378
Interest expense	(24,506)	(27,396)
Foreign currency losses, net	(51)	(229)
Loss before income taxes	(35,014)	(52,662)
Income tax expense	365	671
Net loss	$(35,379)	$(53,333)
Foreign currency translation adjustment	(253)	59
Unrealized (loss) gain on available for sale investments	(313)	500
Net comprehensive loss	$(35,945)	$(52,774)

Basic and diluted net loss per common share	$(0.17)	$(0.28)
Weighted average shares outstanding	206,064	188,509
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,379)	$(53,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306	405
Inventory obsolescence	—	236
Stock-based compensation expense	13,652	14,007
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	19,440	20,216
Amortization of premium/discount on investments	(3,181)	(1,385)
Changes in operating assets and liabilities:
Receivables	(3,839)	2,019
Inventory	(1,220)	131
Prepaid expenses and other assets	1,106	(2,547)
Accounts payable and accrued expenses	(44,569)	(27,226)
Deferred revenue	—	(35)
Net cash used in operating activities	(53,684)	(47,512)
Cash flows from investing activities:
Acquisitions of property and equipment	(235)	(160)
Purchase of investments	(88,009)	(148,637)
Sales and maturities of investments	117,000	41,688
Net cash provided by (used in) investing activities	28,756	(107,109)
Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	1,681	5,077
Net proceeds from common stock issued to directors in lieu of cash retainer	11	—
Withholding taxes paid on stock-based awards	(2,350)	—
Principal payments on finance lease liabilities	(390)	—
Net cash (used in) provided by financing activities	(1,048)	5,077
Effect of exchange rate on cash, cash equivalents, and restricted cash	(340)	(96)
Decrease in cash, cash equivalents and restricted cash	(26,316)	(149,640)
Cash, cash equivalents and restricted cash at beginning of period	112,447	306,239
Cash, cash equivalents and restricted cash at end of period	$86,131	$156,599
Supplemental cash flow disclosure:
Cash paid for interest	$4,987	$7,142
Cash paid for taxes	$186	$142
Taxes withheld on stock-based awards included in accrued expenses	$1,846	$2,128
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	205,771	$2,058	$1,222,236	$1,337	$(1,681,159)	$(455,528)
Net loss	—	—	—	—	(35,379)	(35,379)
Other comprehensive loss	—	—	—	(566)	—	(566)
Exercise of stock options, net	176	2	550	—	—	552
Vesting of restricted stock units	155	1	(1)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(8)	—	(38)	—	—	(38)
Employee stock purchase plan sales	251	2	1,127	—	—	1,129
Issuance of shares to directors in lieu of cash retainer	2	—	11	—	—	11
Stock-based compensation expense	—	—	13,652	—	—	13,652
Balance at March 31, 2024	206,347	$2,063	$1,237,537	$771	$(1,716,538)	$(476,167)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	187,906	$1,879	$1,158,118	$26	$(1,454,620)	$(294,597)
Net loss	—	—	—	—	(53,333)	(53,333)
Other comprehensive income	—	—	—	559	—	559
Exercise of stock options, net	702	7	3,495	—	—	3,502
Vesting of restricted stock units	99	1	(1)	—	—	—
Employee stock purchase plan sales	176	2	1,573	—	—	1,575
Stock-based compensation expense	—	—	14,007	—	—	14,007
Balance at March 31, 2023	188,883	$1,889	$1,177,192	$585	$(1,507,953)	$(328,287)
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1 — Significant Accounting Policies and Concentrations of Risk
The Company
BioCryst Pharmaceuticals, Inc. (the “Company”) is a global biotechnology company with a deep commitment to improving the lives of people living with complement-mediated and other rare diseases. The Company leverages its expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and protein therapeutics to target difficult-to-treat diseases. The Company was founded in 1986 and incorporated in Delaware in 1991, and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule and protein therapeutics through the process known as structure-guided drug design.
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
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at March 31, 2024 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its total 2024 expenses (including stock-based compensation expense) will exceed its total 2024 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (2) royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change its overhead structure; and/or (6) securing U.S. Government funding of its programs, including obtaining procurement contracts. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s 2023 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.
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
Revenue Recognition
The Company recorded the following revenues for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Product sales, net	$89,272	$68,166
Collaborative and other revenues	3,489	612
Total revenues	$92,761	$68,778
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
Product Sales, Net
The Company’s principal sources of product sales are sales of ORLADEYO, which the Company began shipping to patients in December 2020, and sales of peramivir. In the United States, the Company ships ORLADEYO directly to patients through a single specialty pharmacy, which is considered its customer. In the European Union, United Kingdom and elsewhere, the Company sells ORLADEYO to specialty distributors as well as hospitals and pharmacies, which collectively are considered its customers.
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
Collaborative and Other Revenues
The Company has collaboration and license agreements with a number of third parties. The Company’s primary sources of revenue from these collaborative and other research and development arrangements are license, service and royalty revenues.
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
Restricted Cash
Total restricted cash was $1,798 and $1,804 as of March 31, 2024 and December 31, 2023, respectively, and primarily consisted of $1,501 and $1,493 as of March 31, 2024 and December 31, 2023, respectively, for a letter of credit the Company is required to maintain associated with its Birmingham lease.
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
The Company classifies all of its investments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company reviews its investments for other than temporary declines in fair value below cost basis at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered to determine whether an unrealized loss is temporary include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the Company, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes unless deemed other than temporary. Realized gains and losses are reflected in interest and other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term.
Fair Value Measurements
Assets and liabilities recorded at fair value on a recurring basis on the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets measured at fair value on a recurring basis include investments (Note 3). There were no liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Trade Receivables
The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.
Receivables from collaborations are recorded for amounts due to the Company related to royalty receivables from the Company’s partners, including Shionogi & Co., Ltd., Green Cross, and Torii (Note 11).
The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale.
The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Receivables are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written-off against the reserve.
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
The Company’s inventories are subject to expiration dating. At each reporting date, the Company evaluates the carrying value of its inventories and provides valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment.
The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company capitalizes subsequent costs related to the production of inventories.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment and office equipment is depreciated over a life of three years. Laboratory equipment, software, and furniture and fixtures are depreciated over a life of five years. Leasehold improvements are amortized over their estimated useful lives or the expected lease term, whichever is less.
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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the Company underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of March 31, 2024 and December 31, 2023, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
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
Leases
The Company leases certain assets, under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of March 31, 2024. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases.
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
Interest Expense, Deferred Financing Costs and Royalty Financing Obligations
Interest expense primarily relates to the royalty financing obligations (Note 6) and the term loan borrowings under the Pharmakon Loan Agreement (Note 7) during the three months ended March 31, 2024 and to the secured term loan borrowings under the Athyrium Credit Agreement (Note 7) during the three months ended March 31, 2023.
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
Foreign Currency
The functional currency of each of the Company’s foreign subsidiaries is primarily the local currency of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated at the current exchange rate as of the balance sheet date. Revenue and expense accounts are translated at the average exchange rate over the period.

Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in foreign currency losses, net, within the Condensed Consolidated Statement of Comprehensive Loss.
Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, after giving consideration to the dilutive effect of potentially dilutive common shares. The Company has generated a net loss in all periods presented, so the diluted net loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding as of March 31, 2024 and March 31, 2023, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Outstanding stock options	39,580	35,858
Unvested restricted stock unit awards	6,124	4,654
Warrants to purchase common stock	—	15,023
Total	45,704	55,535
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Condensed Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the three months ended March 31, 2024 and 2023.
Significant Customers and Other Risks
Significant Customers
The Company’s primary source of revenue and cash flow are the sales of ORLADEYO in the United States and other global markets.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company during the three months ended March 31, 2024.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
Note 2 — Revenue
The Company recorded the following revenues for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
ORLADEYO:
U.S.	$79,966	$60,849
Outside of U.S.	8,901	7,565
Total ORLADEYO	88,867	68,414
Other revenues	3,894	364
Total revenues	$92,761	$68,778
ORLADEYO revenues represent total revenues from product sales, collaborative revenues and royalties. Other revenues primarily relate to the Company’s product sales and royalties for peramivir injection (RAPIVAB/RAPIACTA/PERAMIFLU).
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
Assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2024
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$251,240	$—	$251,240
Certificates of deposit	—	981	—	981
Total assets	$—	$252,221	$—	$252,221

	December 31, 2023
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$277,358	$—	$277,358
Certificates of deposit	—	986	—	986
Total assets	$—	$278,344	$—	$278,344
As of March 31, 2024, the Company had 14 securities with a total estimated fair market value of $171,437 in an unrealized loss position. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not have intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.
The following tables summarize the fair value of the Company’s investments by type (in thousands):

	March 31, 2024
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$251,425	$45	$1	$(231)	$251,240
Certificates of deposit	980	6	—	(5)	981
Total investments	$252,405	$51	$1	$(236)	$252,221

	December 31, 2023
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$277,151	$121	$150	$(64)	$277,358
Certificates of deposit	980	14	—	(8)	986
Total investments	$278,131	$135	$150	$(72)	$278,344
The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Maturing in one year or less	$252,221	$278,344
Maturing after one year through two years	—	—
Total investments	$252,221	$278,344
Note 4 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At March 31, 2024 and December 31, 2023, receivables, net of reserves, related to sales of ORLADEYO were $56,404 and $54,149, respectively. At March 31, 2024 and December 31, 2023, receivables related to sales of RAPIVAB were $604 and $505, respectively.
Collaborations
Receivables from collaborations were as follows (in thousands):

	March 31, 2024
	Billed	Unbilled	Total
Royalty receivables from partners	$86	$3,492	$3,578
Total receivables from collaborators	$86	$3,492	$3,578

	December 31, 2023
	Billed	Unbilled	Total
Royalty receivables from partners	$—	$2,296	$2,296
Total receivables	$—	$2,296	$2,296
As of March 31, 2024 and December 31, 2023, the reserve related to royalties from collaborations was not material.
Note 5 — Inventory
At March 31, 2024 and December 31, 2023, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.

The Company’s inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$7,526	$6,449
Work-in-process	16,864	17,591
Finished goods	6,990	6,242
Total inventory	$31,380	$30,282
Reserves	(1,599)	(1,599)
Total inventory, net	$29,781	$28,683
Note 6 — Royalty Financing Obligations
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
Under the 2021 RPI Royalty Purchase Agreement, RPI is entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 0.75% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 1.75% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000. No royalty payments are payable on Direct Sales over $550,000. RPI is also entitled to receive a tiered revenue share on ORLADEYO sublicense revenue or net sales by licensees in the Other Markets in an amount equal to (i) 3.0% of proceeds received by the Company on annual net sales of up to $150,000 in the Other Markets, and (ii) 2.0% of proceeds received by the Company on annual net sales between $150,000 and $230,000 in the Other Markets. No royalty payments are payable on annual net sales above $230,000 in the Other Markets.
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

Under the OMERS Royalty Purchase Agreement, for the calendar quarter beginning October 1, 2023, OMERS was entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 7.5% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 6.0% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000 (with no royalty payments payable on annual Direct Sales over $550,000). Commencing with the calendar quarter beginning January 1, 2024, OMERS is entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 10.0% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 3.0% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000 (with no royalty payments payable on annual Direct Sales over $550,000).
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
The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s Condensed Consolidated Balance Sheets. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at their carrying value using the effective interest method. In order to amortize the royalty financing obligations, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. On a quarterly basis, the Company assesses the projected royalty payments relative to the projected interest accretion for the next twelve months to determine if the royalty liability balance is reduced relative to the current outstanding liability, which would signify a repayment of the principal. In such case of excess payments relative to interest accretion for the next twelve months, the excess payments are considered to be a short-term liability and classified within current liabilities on the Company’s Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2024, there was no significant impact on the amount and timing of expected royalties under the Royalty Purchase Agreements based on the Company’s latest forecasts related to its research and development programs and ORLADEYO sales.
The following table shows the royalty financing obligations activity for the three months ended March 31, 2024 (in thousands) as well as the effective interest rate as of March 31, 2024:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2023	$174,480	$185,345	$171,774	$531,599
Non-cash Interest expense on Royalty financing obligations	9,916	—	4,271	14,187
Royalty revenues paid and payable	(7,842)	(679)	(6,691)	(15,212)
Balance as of March 31, 2024	$176,554	$184,666	$169,354	$530,574

Effective interest rate	22.3%	—%	9.8%
The Royalty financing obligations liabilities and the associated deferred issuance costs are amortized using the effective interest method over the term of the arrangement.
Concurrent with entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement pursuant to which the Company sold common stock to RPI for a premium of $4,269. This premium has been deferred and is being amortized through interest expense using the effective interest method over the term of the applicable arrangement.
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
The Tranche A Loan accrued interest at an effective interest rate of 13.34% for the three months ended March 31, 2024.

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
As of March 31, 2024, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three months ended March 31, 2024 was $9,974. As allowable under the Pharmakon Loan Agreement, the Company has designated and accounted for 50% of the quarterly interest payments for the three months ended March 31, 2024 as a Pharmakon PIK Interest Payment and the amount of $4,987 has been added to the outstanding principal balance of the borrowing. The remaining 50% of the quarterly interest payments of $4,987 have been paid at the end of each quarterly period. As of March 31, 2024, borrowings, including the Pharmakon PIK Interest Payments, totaled $318,650. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
Incurred debt fees and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement totaled $11,147 and have been deferred and are being amortized as interest expense on an effective interest rate method over the remaining term of the Tranche A Loan. Deferred financing amortization of $266 was recognized for the three months ended March 31, 2024.
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
The Athyrium Term Loans accrued interest at an effective interest rate of 11.88% for the three months ended March 31, 2023. Quarterly interest payments under the Athyrium Credit Agreement for the three months ended March 31, 2023 totaled $7,142. Deferred financing amortization of $898 was recognized for the three months ended March 31, 2023.
On April 17, 2023, the outstanding principal of the Athyrium Term Loans, including the Athyrium PIK Interest Payments of $240,452 along with interest accrued of $1,335 for the first 17 days of the quarterly interest period ended June 30, 2023, was repaid with the funding received through the Pharmakon Loan Agreement.
Note 8 — Lease Obligations
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of March 31, 2024. Renewal options for the Company’s leases are three years in length and begin from 2025 through 2030.
Lease expense under operating and finance leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$590	$433
Finance lease expense:
Amortization of right-of-use assets	$407	$256
Interest on lease liabilities	77	38
Total finance lease expense	$484	$294

Other supplemental information related to leases was as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	9.4 years	9.7 years
Finance leases	2.8 years	3.0 years
Weighted average discount rate:
Operating leases	10.89%	10.88%
Finance leases	7.59%	7.46%
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s operating leases (in thousands):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Operating lease assets:
Operating lease assets, net	Other Assets	$8,864	$8,682
Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities – current liabilities	$1,098	$1,058
Non-current operating lease liabilities	Operating lease liabilities – long-term liabilities	8,596	8,390
Total operating lease liabilities		$9,694	$9,448
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s finance leases (in thousands):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Finance lease assets:
Finance lease assets, net	Other Assets	$4,018	$4,322
Finance lease liabilities:
Current finance lease liabilities	Finance lease liabilities – current liabilities	$1,642	$1,590
Non-current finance lease liabilities	Finance lease liabilities – long-term liabilities	2,506	2,845
Total finance lease liabilities		$4,148	$4,435
Operating lease assets are recorded net of accumulated amortization of $5,120 and $4,794 as of March 31, 2024 and December 31, 2023, respectively. Finance lease assets are recorded net of accumulated amortization of $2,700 and $2,293 as of March 31, 2024 and December 31, 2023, respectively.

Maturities of lease liabilities as of March 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remaining)	$1,589	$1,418
2025	1,850	1,766
2026	1,661	933
2027	1,584	459
2028	1,416	31
Thereafter	7,997	—
Total lease payments	16,097	4,607
Less imputed interest	(6,403)	(459)
Total	$9,694	$4,148
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$77	$282
Operating cash flows for operating leases	$525	$423
Financing cash flows for finance leases	$390	$—

Operating lease assets obtained in exchange for operating lease liabilities:	$156	$95
Finance lease assets obtained in exchange for finance lease liabilities:	$103	$610
Non-cash increase to operating lease assets due to remeasurement of operating lease liabilities:	$365	$—
Note 9 — Stockholders’ Equity
Sales of Common Stock
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
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows (in thousands):

	March 31, 2024	December 31, 2023
Shares reserved for exercises of outstanding stock options	39,580	41,032
Shares reserved for vesting of restricted stock units	6,124	6,507
Shares reserved for future issuance under the Stock Incentive Plan	4,628	3,376
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,903	1,651
Shares reserved for future issuance under the Employee Stock Purchase Plan	5,203	5,454
Total shares reserved for future issuance	57,438	58,020

Note 10 — Stock-Based Compensation
As of March 31, 2024, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 22, 2024, subject to stockholder approval at the Company’s annual meeting of stockholders to be held on June 12, 2024. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Incentive Plan	$11,566	$11,061
Inducement Plan	1,923	2,475
ESPP	163	471
Stock-based compensation expense	$13,652	$14,007
Stock Incentive Plan
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	35,505	$8.24
Granted	—	—
Exercised	(48)	3.27		$103
Cancelled or Forfeited	(1,068)	9.60
Outstanding at March 31, 2024	34,389	$8.20	6.61	$6,951
Exercisable at March 31, 2024	20,922	$7.88	5.30	$6,951
Vested and expected to vest at March 31, 2024	31,784	$8.13	6.49	$6,951
The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,592	$8.67
Granted	128	5.30
Vested	(96)	12.30
Forfeited	(313)	8.65
Unvested at March 31, 2024	5,311	$8.52
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first three months of 2024 and 2023 was $5.30 and $10.32, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

As of March 31, 2024, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Incentive Plan was $33,457, which is expected to be recognized over a weighted average period of 1.8 years.
Inducement Equity Incentive Plan
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,527	$8.77
Granted	92	5.25
Exercised	(128)	3.09		$274
Cancelled or Forfeited	(300)	10.86
Outstanding at March 31, 2024	5,191	$8.73	7.53	$2,454
Exercisable at March 31, 2024	2,628	$7.53	6.76	$2,128
Vested and expected to vest at March 31, 2024	4,684	$8.59	7.46	$2,373
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	915	$9.90
Granted	63	5.25
Vested	(59)	11.96
Forfeited	(106)	10.41
Unvested at March 31, 2024	813	$9.32
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first three months of 2024 and 2023 was $5.25 and $9.64, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
As of March 31, 2024, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Inducement Plan was $5,588, which is expected to be recognized over a weighted average period of 1.7 years.
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

Stock Incentive Plan
There were no stock option awards granted under the Incentive Plan during the three months ended March 31, 2024. The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan during the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Expected Life in Years	5.5
Expected Volatility	84.2%
Expected Dividend Yield	0.0%
Risk-Free Interest Rate	3.6%
Weighted average grant date fair value per share	$7.47
As of March 31, 2024, total unrecognized compensation cost related to unvested stock option awards granted under the Incentive Plan was $62,593, which is expected to be recognized over a weighted average period of 1.6 years.
Inducement Equity Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Inducement Plan during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Expected Life in Years	5.8	5.5
Expected Volatility	82.8%	84.2%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.1%	3.7%
Weighted average grant date fair value per share	$3.77	$6.85
As of March 31, 2024, total unrecognized compensation cost related to unvested stock option awards granted under the Inducement Plan was $12,326, which is expected to be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,203 shares remain available for purchase as of March 31, 2024. During the three months ended March 31, 2024 and March 31, 2023, the Company issued 251 and 176 shares under the ESPP, respectively.
Note 11 — Collaborative and Other Relationships
ORLADEYO
Torii Pharmaceutical Co., Ltd. (“Torii”)
On November 5, 2019, the Company entered into a Commercialization and License Agreement with Torii (the “Original Torii Agreement”), granting Torii the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in Japan. Under the Original Torii Agreement, the Company received an upfront, non-refundable payment of $22,000. The Company received an additional milestone payment of $15,000 in the second quarter of 2021 upon receipt from the Japanese National Health Insurance System of a reimbursement price approval for ORLADEYO. In addition, the Company was entitled to receive tiered royalty payments, ranging from 20% to 40% of annual net sales of ORLADEYO in Japan during each calendar year. Torii’s royalty payment obligations were subject to customary reductions in certain circumstances, but could not be reduced by more than 50% of the amount that otherwise would have been payable to the Company in the applicable calendar quarter.
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
Under the Clearside Agreement, Clearside received a $5,000 upfront license fee from the Company. Clearside is eligible to receive up to an additional $30,000 in clinical and regulatory milestone payments, and up to a total of $47,500 in three post-approval sales-based milestone payments as annual global net sales progress to $2,000,000. The Company will pay Clearside tiered mid-single digit royalties on annual global net product sales, at three tiers, including a top tier of >$1,500,000.
Note 12 — Workforce Reduction
In January 2024, the Company announced a reduction of workforce. The majority of the impacted employees had a termination date in January 2024, with certain employees exiting later in 2024. The Company notified the impacted employees in January 2024.
The Company incurred costs related to employee severance, benefits, and related costs which were accounted for as ongoing terminations benefits under ASC Topic 712, Nonretirement Postemployment Benefits. As of December 31, 2023, it was considered probable that payment would be owed and the amount of payment was considered to be reasonably estimable, which resulted in the recognition of $3,380 of costs related to the workforce reduction during the year ended December 31, 2023, of which $3,026 was recognized in research and development expenses and $354 was recognized in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. As of March 31, 2024, $1,904 of the costs were paid, and the remaining $1,476 are included within accrued expenses on the Condensed Consolidated Balance Sheet. The remaining unpaid costs are expected to be disbursed during the period of April 1, 2024 through December 31, 2024.
In addition, the employees impacted by the workforce reduction received an amount equal to the bonus amount the employee would have received through continued employment with the Company, which was considered a one-time termination benefit pursuant to ASC Topic 420, Exit or Disposal Costs. As a result, $1,264 has been recognized during the three months ended March 31, 2024, the period in which the communication occurred, of which $1,201 has been recognized in research and development expenses, and $63 has been recognized in selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Loss. All of these costs were paid during the three months ended March 31, 2024.
The following table summarizes the accrued liability activity recorded in connection with the workforce reduction for the three months ended March 31, 2024 (in thousands):

Balance at December 31, 2023	$3,380
Workforce reduction expense recorded during the three months ended March 31, 2024	1,264
Amounts paid during the three months ended March 31, 2024	(3,168)
Balance at March 31, 2024	$1,476
The Company does not expect to incur any additional significant costs related to this workforce reduction.
Note 13 — Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has concluded that no subsequent events have occurred that require disclosure.

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
Overview
We are a global biotechnology company with a deep commitment to improving the lives of people living with complement-mediated and other rare diseases. We leverage our expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and protein therapeutics to target difficult-to-treat diseases. In addition to these discovery and development efforts, our business strategy includes the efficient commercialization of these drugs in the United States and certain other regions upon regulatory approval. By focusing on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
Products and Product Candidates
ORLADEYO® (berotralstat)
ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO is approved in the United States and multiple global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older. In addition, the ongoing APeX-P clinical trial is assessing an oral granule formulation of ORLADEYO in pediatric patients who are 2 to <12 years of age.
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
Revenue from sales of ORLADEYO for the three months ended March 31, 2024 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO.
Complement Program
The goal of our overall complement program is to advance several first-in-class and/or best-in-class compounds across multiple pathways in the complement system to treat many complement-mediated diseases. We are pursuing oral medicines and protein therapeutics directed at targets across the classical, lectin, terminal, and alternative pathways of the complement system, including the therapies listed below.
BCX10013. BCX10013 is an oral Factor D inhibitor that targets the alternative pathway of complement. Factor D is an essential enzyme in the alternative pathway, thus making Factor D an attractive target to address complement-mediated diseases.

Oral C5 Inhibitor. We are developing an oral C5 inhibitor that could be the first targeted oral therapy with competitive efficacy to currently approved injected and infused anti-C5 therapies, such as eculizumab and ravulizumab. A drug with this profile could enable patients with generalized myasthenia gravis (“gMG”) to switch from infused therapy and address their disease earlier in the treatment paradigm. gMG is a chronic autoimmune, neuromuscular disease that causes muscle weakness that worsens after periods of activity.
Bifunctional Complement Inhibitor. We are developing a bifunctional complement inhibitor anti-C2 monoclonal antibody that could be a first-in-class combined inhibitor of the classical, lectin and alternative pathways of the complement system to treat complex complement-mediated diseases like Immunoglobulin A Nephropathy and lupus nephritis, which are influenced by multiple complement pathways.
Oral C2 Inhibitor. We are developing a classical and lectin pathway complement inhibitor to treat autoimmune hemolytic anemias, including cold agglutinin disease (“CAD”) and warm autoimmune hemolytic anemia (“wAIHA”). The limited approved options for treating diseases like CAD and wAIHA are injectable or infused. An oral C2 inhibitor developed by us could be first-in-class and allow patients to switch from infused therapy and address their disease earlier in the treatment paradigm. Inhibiting C2 could decrease red cell destruction (hemolysis) in autoimmune hemolytic anemias by blocking the classical and lectin pathways.
RAPIVAB®/RAPIACTA®/PERAMIFLU® (peramivir injection)
RAPIVAB (peramivir injection) is approved in the United States for the treatment of acute uncomplicated influenza for patients six months and older. Peramivir injection is also approved in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA), and Korea (PERAMIFLU).
Netherton Syndrome (BCX17725)
BCX17725 is a potent and selective investigational fusion protein KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying treatment for people with Netherton syndrome. Netherton syndrome is a rare, lifelong genetic disorder that often presents in neonates or infancy. The disease is caused by the deficiency of a natural inhibitor (SPINK5) of KLK5, a serine protease responsible for regulating skin shedding. Patients may have red, scaly and inflamed skin and susceptibility to recurrent skin infections. Netherton syndrome can be life-threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there is no approved treatment for Netherton syndrome.
Avoralstat
We are developing our investigational plasma kallikrein inhibitor, avoralstat, with Clearside Biomedical, Inc.’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema (“DME”). DME is the most common cause of vision loss in individuals with diabetes, and at least one-third of patients have persistent DME despite anti-vascular endothelial growth factor therapies, which are administered via monthly injection. Avoralstat, which was previously studied in an oral formulation in a phase 3 trial in patients with HAE, has high potency and low solubility, two characteristics we believe are important to achieving potential efficacy with reduced dosing frequency in the eye for DME patients.
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
On April 17, 2024, we announced that the Brazilian Health Regulatory Agency granted approval for ORLADEYO for the prophylaxis of HAE attacks in adults and pediatric patients 12 years of age or older.
On May 6, 2024, we announced that enrollment is complete in the APeX-P trial evaluating ORLADEYO in pediatric HAE patients who are 2 to <12 years of age. We believe data from the trial will support a regulatory filing in 2025 to expand the ORLADEYO label to enable children as young as two years of age to receive ORLADEYO. ORLADEYO would be the first oral prophylactic therapy for children with HAE.
Complement-Mediated Diseases
BCX10013
On May 6, 2024, we announced that our ongoing proof-of-concept trial with BCX10013 remains on track. We expect to partner or discontinue the program later this year.
Netherton Syndrome
On May 6, 2024, we announced that we expect to advance BCX17725 into the clinic by the end of 2024.
Avoralstat
On May 6, 2024, we announced that we plan to advance avoralstat into a clinical trial of patients with DME in 2025.
Results of Operations (three months ended March 31, 2024 compared to the three months ended March 31, 2023)
For the three months ended March 31, 2024, total revenues were $92.8 million as compared to $68.8 million for the three months ended March 31, 2023. The increase in total revenues was due to an increase of $20.5 million in ORLADEYO net revenue, including royalties, and an increase in other revenues of $3.5 million due to an increase in royalties for sales of peramivir.
Cost of product sales for the three months ended March 31, 2024 and 2023 was $1.3 million and $0.9 million, respectively. The increase in cost of product sales was primarily due to an increase in ORLADEYO sales in the current year period.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses by program:
Berotralstat	$11,958	$9,501
Factor D Program	10,480	26,185
Peramivir	349	407
Other research, preclinical and development costs	23,706	12,295
Total research and development expenses	$46,493	$48,388
Research and development expenses decreased to $46.5 million for the three months ended March 31, 2024 from $48.4 million for the three months ended March 31, 2023, primarily due to a decrease in Factor D program expenses. This decrease in Factor D program expenses was primarily attributed to decreased spending on BCX10013 due to our plan to either out-license or discontinue late-stage development and commercialization, which was announced in January 2024, as well as the discontinuation of the BCX9930 program, which was announced in December 2022. These reductions to research and development expenses were partially offset by increased spending on berotralstat due to ORLADEYO label expansion and life cycle investments, such as our ongoing ORLADEYO pediatric trial, and increased spending on other research, preclinical and development costs. Other research, preclinical and development costs increased due to increased spending on BCX17725 for manufacturing costs and investigational new drug application-enabling activities and increased spending related to our other early-stage discovery programs.
Selling, general and administrative expenses for the three months ended March 31, 2024 were $59.4 million compared to $47.9 million for the three months ended March 31, 2023. The increase was primarily related to increased headcount and increased investment in order to expand and enhance the U.S. commercial team and expand and support international operations.
Interest expense for the three months ended March 31, 2024 was $24.5 million compared to $27.4 million for the three months ended March 31, 2023. The decrease in interest expense was primarily due to the decrease in the effective interest rate related to the 2021 RPI Royalty Purchase Agreement (as defined in “Note 6—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), partially offset by an increase in interest expense associated with the interest accrued on the larger Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement (as defined below).
Interest expense for the three months ended March 31, 2024 included $14.2 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $10.2 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement. Interest expense for the three months ended March 31, 2023 included $19.3 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $8.0 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Athyrium Credit Agreement (as defined below).
For the three months ended March 31, 2024, interest income was $4.0 million compared to $3.4 million for the three months ended March 31, 2023. Net foreign currency losses were $0.1 million for the three months ended March 31, 2024 compared to $0.2 million for the three months ended March 31, 2023.
For the three months ended March 31, 2024, income tax expense was $0.4 million compared to $0.7 million for the three months ended March 31, 2023. The decrease in income tax expense is primarily due to an increase in the amortization deduction related to capitalized research and development costs.
Liquidity and Capital Resources
Sources of Liquidity
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
The Pharmakon Loan Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions. These covenants could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of March 31, 2024, we were in compliance with the negative covenants under the Pharmakon Loan Agreement. See “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
In 2020 and 2021, we entered into the Royalty Purchase Agreements (as defined in “Note 6—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) with RPI 2019 Intermediate Finance Trust (“RPI”) and OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”). Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where we sell ORLADEYO directly or through distributors. In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. Our required payments to OMERS commenced with the calendar quarter beginning October 1, 2023. See “Note 6—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about these financing transactions.
Our principal sources of liquidity at March 31, 2024 were approximately $84.3 million in cash and cash equivalents and approximately $252.2 million in investments considered available-for-sale.
Cash Flows
The following table summarizes our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(53,684)	$(47,512)
Investing activities	28,756	(107,109)
Financing activities	(1,048)	5,077
Effect of exchange rate on cash, cash equivalents, and restricted cash	(340)	(96)
Net decrease in cash, cash equivalents and restricted cash	$(26,316)	$(149,640)

Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities of $53.7 million consisted primarily of a net loss of $35.4 million and $48.5 million of changes in operating assets and liabilities, primarily due to a decrease in accounts payable and accrued expenses and an increase in accounts receivable, partially offset by $30.2 million of non-cash items, including $19.4 million of non-cash interest expense and $13.7 million of stock-based compensation expense.
During the three months ended March 31, 2023, net cash used in operating activities of $47.5 million consisted primarily of a net loss of $53.3 million and $27.7 million of changes in operating assets and liabilities, primarily due to a decrease in accounts payable and accrued expenses, partially offset by $33.5 million of non-cash items, including $20.2 million of non-cash interest expense and $14.0 million of stock-based compensation expense.
Investing Activities
During the three months ended March 31, 2024, net cash provided by investing activities of $28.8 million primarily related to sales and maturities of investment securities, partially offset by purchases of investment securities.
During the three months ended March 31, 2023, net cash used in investing activities of $107.1 million primarily related to purchases of investment securities, partially offset by sales and maturities of investment securities.
Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities of $1.0 million consisted of withholding taxes paid on stock-based awards and principal payments on finance lease liabilities, partially offset by net proceeds from common stock issued under stock-based compensation plans and common stock issued to directors in lieu of cash retainer.
During the three months ended March 31, 2023, net cash provided by financing activities of $5.1 million consisted of net proceeds from common stock issued under stock-based compensation plans.
Plan of Operation and Future Funding Requirements
We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, contracting with other parties to conduct certain research and development projects, and using consultants. In addition, we reduced the size of our research and development organization and postponed previously planned capital expenditures at our Discovery Center in Alabama in January 2024, which we believe will help accelerate our path to profitability.
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
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months, and we have no immediate intentions to access the capital markets or draw down additional debt available to us. However, we have sustained operating losses for the majority of our corporate history and expect that our total 2024 expenses (including stock-based compensation expense) will exceed our total 2024 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (2) royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change our overhead structure; and/or (6) securing U.S. Government funding of our programs, including obtaining procurement contracts. We may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our research and development and commercial expenses; and key developments and regulatory events and our decisions in the future.
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
•our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies, and governmental agencies or other third parties;
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
Product Sales, Net
Our principal sources of product sales are sales of ORLADEYO, which we began shipping to patients in December 2020 and sales of peramivir. In the United States, we ship ORLADEYO directly to patients through a single specialty pharmacy, which is considered our customer. In the European Union, United Kingdom, Canada, Latin America, and elsewhere, we sell ORLADEYO to specialty distributors as well as hospitals and pharmacies, which collectively are considered our customers.
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
Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from our specialty pharmacy. These customers purchase our product under contracts negotiated between them and our specialty pharmacy. The specialty pharmacy, in turn, charges back to us the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price with us. We estimate chargebacks and adjust gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.
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
Collaborative and Other Revenues
We have collaboration and license agreements with a number of third parties. Our primary sources of revenue from these collaborative and other research and development arrangements are license, service and royalty revenues.
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
Our inventories are subject to expiration dating. At each reporting date, we evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Pharmakon Loan Agreement. The Tranche A Loan under the Pharmakon Loan Agreement accrues interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 7.00% or, for each quarterly interest period in which a Pharmakon PIK Interest Payment (as defined in “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) is made, SOFR plus 7.25%. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Tranche A Loan. For the three months ended March 31, 2024, interest was accrued at an effective rate of 13.34% on the $300.0 million borrowing under the Pharmakon Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound, and our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2024, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, Swedish Krona, and Norwegian Krone. Additionally, we have operations in Canada and have foreign currency exposure relative to the Canadian Dollar.

We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the three months ended March 31, 2024; however, we may do so in the future.
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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. Management originally reported the current material weakness, along with another material weakness on November 8, 2023. While remediation measures were promptly implemented resulting in the elimination of one material weakness, the final material weakness remains and is described below.
We have experienced insufficient staffing resources in our accounting function, which restricts our ability to consistently execute review procedures over financial statement close processes.
Remediation of Material Weakness in Internal Control over Financial Reporting:
In continuing to address this material weakness we have engaged third party experts and undertaken actions in each of the steps identified below:
•Hiring, developing, and retaining incremental personnel with appropriate accounting and internal controls expertise;
•Reviewing and updating (as appropriate) the organizational design of the controllership function;
•Reviewing and updating (as appropriate) our methodologies, policies, and procedures designed to ensure adequate internal control over financial reporting, including underlying information technology and business process controls; and
•Continuing ongoing (as appropriate) training programs on relevant internal control over financial reporting matters.
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
Despite the existence of this material weakness, we believe the condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting
Other than described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have sustained operating losses for the majority of our corporate history and expect that our total 2024 expenses (including stock-based compensation expense) will exceed our total 2024 revenues. We expect to continue to incur operating losses and negative cash flows unless and until revenues reach a level sufficient to support ongoing operations.
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
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs, including our complement program (inclusive of BCX10013) and our other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part I, Item 2 of this report), could result in delays in, modifications to, or discontinuations of our trials or require the performance of additional unplanned trials. For example, dose-related observations in an ongoing BCX10013 nonclinical study reported in 2023 delayed the clinical program. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs, such as we experienced with BCX9930 in 2022 prior to discontinuing its development later that year.

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
Undesirable or inconclusive data in our preclinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the EMA, the Ministry of Health, Labor and Welfare (“MHLW”) in Japan or the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”)) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities have previously, and may again in the future, pause enrollment in, suspend, or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.
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
If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to applicable FDA current Good Laboratory Practices, current Good Manufacturing Practices (“cGMP”), and current Good Clinical Practices, and comparable foreign standards. We do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed. If any of the foregoing risks is realized, our business, financial condition and results of operations could be materially adversely affected.
If we fail to obtain additional financing or acceptable partnership arrangements if and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations.
As our programs advance, our costs could increase. Our current and planned discovery, development, approval, and commercialization efforts may require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates; our ability to maintain regulatory approvals for, successfully commercialize, and achieve market acceptance of our products, including ORLADEYO; our ability to raise additional capital if needed; our ability to secure partnerships with third parties for our product candidates when deemed advisable (such as for the potential out-licensing of the late-stage development and commercialization of BCX10013); the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates; the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs. There can be no assurance that we are able to successfully secure a partnership for our product candidates when deemed advisable on terms that are acceptable to us, or at all.

In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital if and when needed, or at all, may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for our complement program for diseases of the complement system and other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part I, Item 2 of this report), as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, geopolitical instability, or public health emergencies such as the COVID-19 pandemic, may restrict our future flexibility to raise capital if and when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information about our liquidity risks and capital requirements.
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, potential U.S. Government shutdowns, the upcoming presidential election in the United States, geopolitical instability (including the Ukraine-Russia and Israel-Hamas conflicts or rising tensions between China and Taiwan), or public health emergencies such as the COVID-19 pandemic. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. Even with an orphan drug designation for our current and potential future product candidates, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for an existing or future product candidate, that exclusivity may not effectively protect the product from competition. See “Business—Government Regulation—FDA Regulation—Orphan Drugs” in Part I, Item 1 of our most recent Annual Report on Form 10-K.
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
Given the small number of patients who have the diseases that we are targeting, it is important to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are small, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.
If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of data or market exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States, as described in “Business—Government Regulation—FDA Regulation—Abbreviated New Drug Applications for Generic Drugs” in Part I, Item 1 of our most recent Annual Report on Form 10-K. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.
The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired, as described in “Business—Government Regulation—FDA Regulation—Abbreviated

New Drug Applications for Generic Drugs” in Part I, Item 1 of our most recent Annual Report on Form 10-K, but such exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for such drugs. Competition that our products or product candidates may face from generic drugs could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those product candidates may be substantially limited if our products or, if and when approved, product candidates, are not afforded the appropriate periods of non-patent exclusivity.
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
•possible termination or nonrenewal of a material agreement by the third party at a time that is costly or inconvenient to us; and
•lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs, particularly associated with ORLADEYO, BCX10013, peramivir and our early-stage compounds.
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
We currently contract with a foreign CMO in China for the manufacturing of one of our product candidates. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us or delay the procurement or supply of such material.
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
Our and our partners’ activities related to approved products or, following their regulatory approval (if applicable), any of our product candidates under development, are subject to regulatory and law enforcement authorities in the United States (including the FDA, the Federal Trade Commission, the Department of Justice (“DOJ”), and state and local governments) and their foreign equivalents (including the EMA, MHLW, MHRA, and others).
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
Adequate coverage and reimbursement in the United States and other markets is essential to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, the Inflation Reduction Act of 2022 (“IRA”) implements a number of drug pricing measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on all drugs in Medicare Part D; allow the U.S. Government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication or indications are for that disease or condition.  If a product receives multiple rare disease designations or has multiple approved indications for more than one disease or condition, it may not qualify for the orphan drug exemption.
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
We may be subject to legal obligations at the federal, state, and local level related to privacy and data protection, as described in “Business—Government Regulation—Data Privacy and Security Laws” in Part I, Item 1 of our most recent Annual Report on Form 10-K. Compliance with stringent and evolving U.S. data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use, and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. For example, we may be subject to the California Consumer Privacy Act (“CCPA”), which gives California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents.
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
Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including, but not limited to, trade name, trademark and patent protection for our Company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the United States and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. Further, we may not have worldwide patent protection for all of our product candidates and our intellectual property rights may not be legally protected or enforceable in all countries throughout the world. In some jurisdictions, some of our product candidates in certain programs, including our HAE program, may have short or no composition of matter patent life and we may therefore rely on orphan drug exclusivity or data exclusivity. There can be no assurance that we will obtain orphan drug exclusivity or data exclusivity in every jurisdiction. Further, in some jurisdictions, we may rely on formulation patents or method of use patents. Both the ability to achieve issuance and the enforcement of formulation and method of use patents can be highly uncertain and can vary from jurisdiction to jurisdiction, and such patents may therefore not adequately prevent competitors and potential infringers in some jurisdictions. The validity, scope, enforceability, and commercial value of the rights protected by such patents, therefore, is highly uncertain.
We also rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. In addition, increasing restrictions on non-compete agreements could increase the difficulty of protecting certain proprietary information. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborators and advisors, our ability to receive patent protection or protect our proprietary information may be imperiled.
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
We had contracts with the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases within HHS (“NIAID/HHS”) for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we became subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement. While all government funding for galidesivir expired in 2022, we still face risks related to our U.S. Government contracts.
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
In March 2011, JPR Royalty Sub LLC, our wholly-owned subsidiary (“Royalty Sub”), issued $30.0 million in aggregate principal amount of PhaRMA Senior Secured 14.0% Notes due on December 1, 2020 (the “PhaRMA Notes”). The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under our agreement with Shionogi, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan and (ii) the pledge by us of our equity interest in Royalty Sub. Since September 1, 2014, payments from Shionogi have been insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in a continuing event of default with respect to the PhaRMA Notes since that time. In addition, the PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with accrued and unpaid interest of $20.6 million, was due in full. The failure by Royalty Sub to repay these amounts at the maturity date constituted an additional event of default under the PhaRMA Notes. As Royalty Sub has been unable to service its obligations under the PhaRMA Notes and continuing events of default exist under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs, and we might otherwise be adversely affected.
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
On April 17, 2023, we entered into the $450.0 million Pharmakon Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders, and closed on an initial term loan thereunder in the principal amount of $300.0 million. As of March 31, 2024, we had an outstanding principal balance under the Pharmakon Loan Agreement of $318.7 million, inclusive of the Pharmakon PIK Interest Payments (as defined in “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report). Under the Pharmakon Loan Agreement, we will be required to pay to Pharmakon, for the account of the lenders, a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses set forth in the Pharmakon Loan Agreement in the event that we prepay, or are required to prepay, voluntarily or pursuant to a mandatory prepayment obligation under the Pharmakon Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Pharmakon Loan Agreement, in each case, subject to certain exceptions set forth in the Pharmakon Loan Agreement.
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
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of inflation, increased interest rates, disruption or instability in the banking industry, foreign exchange rate fluctuations, potential U.S. Government shutdowns, instability in connection with the upcoming presidential election in the United States, geopolitical instability (such as the Ukraine-Russia and Israel-Hamas conflicts or rising tensions between China and Taiwan), or public health emergencies, such as the COVID-19 pandemic. The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.
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
We are highly dependent upon our senior management and scientific team, the unexpected loss of whose services might impede the achievement of our development and commercial objectives. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, commercial, operational and scientific personnel would harm our business because we rely upon these personnel for many important functions of our business.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2024, the 52-week range of the market price of our stock was from $4.82 to $9.07 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
•online automated financial platforms’ treatment or classification of our financial information;
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2024, there were 206,377,088 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of April 30, 2024, there were 39,059,426 stock options and restricted stock units outstanding and 12,256,098 shares available for issuance under our Amended and Restated Stock Incentive Plan (inclusive of the 7,000,000 shares that are subject to stockholder approval at our annual meeting of stockholders to be held on June 12, 2024), 5,933,562 stock options and restricted stock units outstanding and 1,955,303 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,203,583 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

( )	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2024.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer and Interim Principal Accounting Officer)