Form 10-Q
period 2024-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2024-08-06
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 31, 2024 was 206,885,936.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$78,410	$110,643
Restricted cash	1,795	1,804
Investments	193,617	278,344
Trade receivables	68,759	56,950
Inventory, net	4,450	28,683
Prepaid expenses and other current assets	16,426	19,542
Total current assets	363,457	495,966
Long-term inventory, net	24,525	—
Property and equipment, net	7,663	7,910
Long-term investments	64,317	—
Other assets	12,457	13,084
Total assets	$472,419	$516,960

Liabilities and Stockholders’ Deficit
Accounts payable	$7,786	$20,893
Accrued expenses	89,598	102,882
Operating lease liabilities	1,026	1,058
Finance lease liabilities	1,681	1,590
Royalty financing obligations	28,974	23,565
Total current liabilities	129,065	149,988
Operating lease liabilities	8,362	8,390
Finance lease liabilities	2,117	2,845
Royalty financing obligations	494,659	508,034
Secured term loan	313,822	303,231
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 206,629 at June 30, 2024 and 205,771 at December 31, 2023	2,066	2,058
Additional paid-in capital	1,250,983	1,222,236
Accumulated other comprehensive income	557	1,337
Accumulated deficit	(1,729,212)	(1,681,159)
Total stockholders’ deficit	(475,606)	(455,528)
Total liabilities and stockholders’ deficit	$472,419	$516,960
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$109,332	$82,491	$202,093	$151,269
Expenses:
Cost of product sales	1,699	894	2,964	1,825
Research and development	37,623	51,247	84,116	99,635
Selling, general and administrative	61,214	50,997	120,578	98,864
Royalty	35	56	162	63
Total operating expenses	100,571	103,194	207,820	200,387
Income (loss) from operations	8,761	(20,703)	(5,727)	(49,118)
Interest income	3,554	3,750	7,585	7,128
Interest expense	(24,733)	(28,915)	(49,239)	(56,311)
Foreign currency (losses) gains, net	(84)	301	(135)	72
Loss on extinguishment of debt	—	(29,019)	—	(29,019)
Loss before income taxes	(12,502)	(74,586)	(47,516)	(127,248)
Income tax expense	172	740	537	1,411
Net loss	$(12,674)	$(75,326)	$(48,053)	$(128,659)
Foreign currency translation adjustment	(140)	59	(393)	118
Unrealized (loss) gain on available for sale investments	(74)	46	(387)	546
Net comprehensive loss	$(12,888)	$(75,221)	$(48,833)	$(127,995)

Basic and diluted net loss per common share	$(0.06)	$(0.40)	$(0.23)	$(0.68)
Weighted average shares outstanding	206,425	189,118	206,244	188,815
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(48,053)	$(128,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	626	812
Inventory obsolescence	1	238
Stock-based compensation expense	26,825	26,848
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	39,041	43,935
Amortization of premium/discount on investments	(6,674)	(4,217)
Loss on extinguishment of debt	—	29,019
Changes in operating assets and liabilities:
Receivables	(12,085)	(6,968)
Inventory	(481)	1,029
Prepaid expenses and other assets	2,851	(1,484)
Accounts payable and accrued expenses	(57,103)	(27,414)
Deferred revenue	—	535
Net cash used in operating activities	(55,052)	(66,326)
Cash flows from investing activities:
Acquisitions of property and equipment	(390)	(627)
Purchase of investments	(200,303)	(233,530)
Sales and maturities of investments	227,000	108,013
Net cash provided by (used in) investing activities	26,307	(126,144)
Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	1,945	6,825
Common stock issued to directors in lieu of cash retainer	23	206
Withholding taxes paid on stock-based awards	(4,190)	—
Net proceeds from Pharmakon Tranche A term loan	—	300,000
Repayment of Athyrium secured term loans principal	—	(240,452)
Prepayment and repayment fees on Athyrium secured term loans	—	(21,261)
Payment of debt issuance costs on Pharmakon Tranche A term loan	—	(10,885)
Principal payments on finance lease liabilities	(792)	—
Net cash (used in) provided by financing activities	(3,014)	34,433
Effect of exchange rate on cash, cash equivalents, and restricted cash	(483)	(413)
Decrease in cash, cash equivalents and restricted cash	(32,242)	(158,450)
Cash, cash equivalents and restricted cash at beginning of period	112,447	306,239
Cash, cash equivalents and restricted cash at end of period	$80,205	$147,789
Supplemental cash flow disclosure:
Cash paid for interest	$10,041	$12,300
Cash paid for taxes	$865	$1,126
Taxes withheld on stock-based awards included in accrued expenses	$189	$2,188
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	205,771	$2,058	$1,222,236	$1,337	$(1,681,159)	$(455,528)
Net loss	—	—	—	—	(35,379)	(35,379)
Other comprehensive loss	—	—	—	(566)	—	(566)
Exercise of stock options, net	176	2	550	—	—	552
Vesting of restricted stock units	155	1	(1)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(8)	—	(38)	—	—	(38)
Employee stock purchase plan sales	251	2	1,127	—	—	1,129
Issuance of shares to directors in lieu of cash retainer	2	—	11	—	—	11
Stock-based compensation expense	—	—	13,652	—	—	13,652
Balance at March 31, 2024	206,347	$2,063	$1,237,537	$771	$(1,716,538)	$(476,167)
Net loss	—	—	—	—	(12,674)	(12,674)
Other comprehensive loss	—	—	—	(214)	—	(214)
Exercise of stock options, net	80	1	263	—	—	264
Vesting of restricted stock units	200	2	(2)	—	—	—
Issuance of shares to directors in lieu of cash retainer	2	—	12	—	—	12
Stock-based compensation expense	—	—	13,173	—	—	13,173
Balance at June 30, 2024	206,629	$2,066	$1,250,983	$557	$(1,729,212)	$(475,606)
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	187,906	$1,879	$1,158,118	$26	$(1,454,620)	$(294,597)
Net loss	—	—	—	—	(53,333)	(53,333)
Other comprehensive income	—	—	—	559	—	559
Exercise of stock options, net	702	7	3,495	—	—	3,502
Vesting of restricted stock units	99	1	(1)	—	—	—
Employee stock purchase plan sales	176	2	1,573	—	—	1,575
Stock-based compensation expense	—	—	14,007	—	—	14,007
Balance at March 31, 2023	188,883	$1,889	$1,177,192	$585	$(1,507,953)	$(328,287)
Net loss	—	—	—	—	(75,326)	(75,326)
Other comprehensive income	—	—	—	105	—	105
Exercise of stock options, net	401	4	1,744	—	—	1,748
Vesting of restricted stock units	184	2	(2)	—	—	—
Issuance of shares to directors in lieu of cash retainer	23	—	206	—	—	206
Stock-based compensation expense	—	—	12,841	—	—	12,841
Balance at June 30, 2023	189,491	$1,895	$1,191,981	$690	$(1,583,279)	$(388,713)
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
The Company’s marketed products include oral, once-daily ORLADEYO® for the prevention of hereditary angioedema (“HAE”) attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States. ORLADEYO has received regulatory approval in the United States and other global markets. The Company is commercializing ORLADEYO in each of these territories directly or through distributors, except in Japan where Torii Pharmaceutical Co., Ltd. (“Torii”), the Company’s collaborative partner, conducts certain commercialization activities with respect to ORLADEYO for the prevention of HAE attacks in exchange for certain royalty payments to the Company. In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada, Australia, Japan, Taiwan and Korea.
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at June 30, 2024 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its total 2024 expenses (including stock-based compensation expense) will exceed its total 2024 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (2) royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change its overhead structure; and/or (6) securing U.S. Government funding of its programs, including obtaining procurement contracts. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s 2023 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.
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
Revenue Recognition
The Company recorded the following revenues for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales, net	$107,987	$80,504	$197,259	$148,670
Collaborative and other revenues	1,345	1,987	4,834	2,599
Total revenues	$109,332	$82,491	$202,093	$151,269
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
Product Sales, Net
The Company’s principal sources of product sales are sales of ORLADEYO, which the Company began shipping to patients in December 2020, and sales of peramivir (RAPIVAB/RAPIACTA/PERAMIFLU). In the United States, the Company ships ORLADEYO directly to patients through a single specialty pharmacy, which is considered its customer. In the European Union, United Kingdom and elsewhere, the Company sells ORLADEYO to specialty distributors as well as hospitals and pharmacies, which collectively are considered its customers.
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
Restricted Cash
Total restricted cash was $1,795 and $1,804 as of June 30, 2024 and December 31, 2023, respectively, and primarily consisted of $1,508 and $1,493 as of June 30, 2024 and December 31, 2023, respectively, for a letter of credit the Company is required to maintain associated with its Birmingham lease.
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
Assets measured at fair value on a recurring basis include investments (Note 3). There were no liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
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
The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Receivables are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written off against the reserve.
Inventory
The Company’s inventory primarily relates to ORLADEYO. Additionally, the Company’s inventory includes peramivir.
The Company values its inventory at the lower of cost or estimated net realizable value. The Company determines the cost of its inventory on a first-in, first-out (FIFO) basis. Raw materials and work-in-process include all inventory costs prior to packaging and labeling, including raw material, active product ingredient, and the drug product. Finished goods include packaged and labeled products. The Company classifies inventory as long-term when consumption or sale of the inventory is not expected to occur within 12 months from the balance sheet date.
The Company’s inventory is subject to expiration dating. At each reporting date, the Company evaluates the carrying value of its inventory and provides valuation reserves for any estimated obsolete, short-dated or unmarketable inventory. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment.
The Company expenses costs related to the production of inventory as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company capitalizes subsequent costs related to the production of inventory.
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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the Company underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of June 30, 2024 and December 31, 2023, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
Cost of Product Sales
Cost of product sales includes the cost of producing and distributing inventory that is related to product revenue during the respective period, including freight. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of product sales may also include costs related to excess or obsolete inventory adjustment charges.
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

Additionally, the Company has license agreements with third parties, such as Albert Einstein College of Medicine of Yeshiva University, Industrial Research, Ltd., and the University of Alabama at Birmingham (“UAB”), which require fees related to sublicense agreements. The Company accrues sublicense expenses as incurred.
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
Leases
The Company leases certain assets, under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of June 30, 2024. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases.
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
Interest Expense, Deferred Financing Costs and Royalty Financing Obligations
Interest expense primarily relates to the royalty financing obligations (Note 6) and the term loan borrowings under the Pharmakon Loan Agreement (Note 7) during the three and six months ended June 30, 2024 and to the secured term loan borrowings under the Athyrium Credit Agreement (Note 7) during the three and six months ended June 30, 2023.
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
Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, after giving consideration to the dilutive effect of potentially dilutive common shares. The Company has generated a net loss in all periods presented, so the diluted net loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding as of June 30, 2024 and June 30, 2023, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Outstanding stock options	39,013	35,564
Unvested restricted stock unit awards	5,986	4,621
Warrants to purchase common stock	—	15,023
Total	44,999	55,208
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Condensed Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2024 and 2023.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company during the six months ended June 30, 2024.
New Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects adoption of this ASU will result in additional disclosures but does not expect it will have a material effect on the Company’s consolidated balance sheet, statement of comprehensive loss, or statement of cash flows.
Note 2 — Revenue
The Company recorded the following revenues for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ORLADEYO:
U.S.	$95,909	$72,817	$175,875	$133,666
Outside of U.S.	12,379	8,192	21,280	15,757
Total ORLADEYO	108,288	81,009	197,155	149,423
Other revenues	1,044	1,482	4,938	1,846
Total revenues	$109,332	$82,491	$202,093	$151,269
ORLADEYO revenues represent total revenues from product sales, collaborative revenues and royalties. Other revenues primarily relate to the Company’s product sales and royalties for peramivir.
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
Assets measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2024
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$256,941	$—	$256,941
Certificates of deposit	—	993	—	993
Total assets	$—	$257,934	$—	$257,934

	December 31, 2023
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$277,358	$—	$277,358
Certificates of deposit	—	986	—	986
Total assets	$—	$278,344	$—	$278,344
As of June 30, 2024, the Company had 19 securities with a total estimated fair market value of $238,945 in an unrealized loss position. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not have intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.
The following tables summarize the fair value of the Company’s investments by type (in thousands):

	June 30, 2024
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$256,308	$941	$6	$(314)	$256,941
Certificates of deposit	980	14	—	(1)	993
Total investments	$257,288	$955	$6	$(315)	$257,934

	December 31, 2023
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$277,151	$121	$150	$(64)	$277,358
Certificates of deposit	980	14	—	(8)	986
Total investments	$278,131	$135	$150	$(72)	$278,344
The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Maturing in one year or less	$193,617	$278,344
Maturing after one year through two years	64,317	—
Total investments	$257,934	$278,344
Note 4 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At June 30, 2024 and December 31, 2023, receivables, net of reserves, related to sales of ORLADEYO were $66,287 and $54,149, respectively. At June 30, 2024 and December 31, 2023, receivables related to sales of RAPIVAB were $353 and $505, respectively.
Collaborations
Receivables from collaborations were as follows (in thousands):

	June 30, 2024
	Billed	Unbilled	Total
Royalty receivables from partners	$278	$1,841	$2,119
Total receivables from collaborators	$278	$1,841	$2,119

	December 31, 2023
	Billed	Unbilled	Total
Royalty receivables from partners	$—	$2,296	$2,296
Total receivables	$—	$2,296	$2,296
As of June 30, 2024 and December 31, 2023, the reserve related to royalties from collaborations was not material.
Note 5 — Inventory
At June 30, 2024 and December 31, 2023, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included peramivir, which is manufactured for the Company’s partners.

The Company’s inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$7,597	$6,449
Work-in-process	14,480	17,591
Finished goods	8,498	6,242
Total inventory	$30,575	$30,282
Reserves	(1,600)	(1,599)
Total inventory, net	$28,975	$28,683
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
Under the 2021 RPI Royalty Purchase Agreement, RPI is also entitled to receive tiered, sales-based royalties on net product sales of BCX10013 in an amount equal to: (i) 3.0% of worldwide aggregate annual net sales up to $1,500,000 and (ii) 2.0% of worldwide aggregate annual net sales between $1,500,000 and $3,000,000. No royalty payments are payable on annual net sales above $3,000,000. RPI is also entitled to receive tiered profit share amounts of up to 3.0% from certain other permitted sales in certain other markets. On August 5, 2024, the Company announced that it plans to discontinue development of BCX10013.
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

During the three months ended June 30, 2024, there was no significant impact on the amount and timing of expected royalties under the Royalty Purchase Agreements based on the Company’s latest forecasts related to its research and development programs and ORLADEYO sales.
The following table shows the royalty financing obligations activity for the three and six months ended June 30, 2024 (in thousands) as well as the effective interest rate as of June 30, 2024:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2023	$174,480	$185,345	$171,774	$531,599
Non-cash Interest expense on Royalty financing obligations	9,916	—	4,271	14,187
Royalty revenues paid and payable	(7,842)	(679)	(6,691)	(15,212)
Balance as of March 31, 2024	$176,554	$184,666	$169,354	$530,574
Non-cash Interest expense on Royalty financing obligations	10,057	—	4,206	14,263
Royalty revenues paid and payable	(9,518)	(823)	(10,863)	(21,204)
Balance as of June 30, 2024	$177,093	$183,843	$162,697	$523,633

Effective interest rate	22.4%	—%	9.9%
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

The Tranche A Loan accrued interest at an effective interest rate of 13.31% and 12.24% for the three months ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three and six months ended June 30, 2024 was $10,108 and $20,082, respectively. As allowable under the Pharmakon Loan Agreement, the Company has designated and accounted for 50% of the quarterly interest payments for the six months ended June 30, 2024 as a Pharmakon PIK Interest Payment and the total amount of $10,041 has been added to the outstanding principal balance of the borrowing. The remaining 50% of the total quarterly interest payments of $10,041 have been paid at the end of each quarterly period. As of June 30, 2024, borrowings, including the Pharmakon PIK Interest Payments, totaled $323,704.
As of June 30, 2023, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three and six months ended June 30, 2023 was $7,648. As allowable under the Pharmakon Loan Agreement, the Company designated and accounted for 50% of the quarterly interest payment as a Pharmakon PIK Interest Payment and the amount of $3,824 was added to the outstanding principal balance of the borrowing. The remaining 50% of the quarterly interest payment of $3,824 was paid at the end of the quarterly period. As of June 30, 2023, borrowings, including the Pharmakon PIK Interest Payments, totaled $303,824.
The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
Incurred debt fees and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement totaled $11,147 and have been deferred and are being amortized as interest expense on an effective interest rate method over the remaining term of the Tranche A Loan. Deferred financing amortization of $284 and $550 was recognized for the three and six months ended June 30, 2024, respectively. Deferred financing amortization of $237 was recognized for the three and six months ended June 30, 2023.

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
The Athyrium Term Loans accrued interest at an effective interest rate of 11.75% during the period in which the debt was outstanding for the three months ended June 30, 2023. Quarterly interest payments under the Athyrium Credit Agreement for the six months ended June 30, 2023 totaled $8,476. Deferred financing amortization of $1,069 was recognized for the six months ended June 30, 2023.
On April 17, 2023, the outstanding principal of the Athyrium Term Loans, including the Athyrium PIK Interest Payments of $240,452 along with interest accrued of $1,335 for the first 17 days of the quarterly interest period ended June 30, 2023, was repaid with the funding received through the Pharmakon Loan Agreement.
In accordance with the Athyrium Credit Agreement, upon the prepayment or repayment of all or any of the Athyrium Term Loans, the Company was obligated to pay an exit fee in an amount equal to 2.00% of the principal amount of the Athyrium Term Loans prepaid or repaid. In addition, each Athyrium Term Loan was subject to a 1.00% commitment fee at its respective borrowing date. As a result, the Company incurred prepayment and final payment fees of $17,261 upon repayment of the Athyrium Term Loans. Additionally, unamortized deferred financing costs of $11,758 associated with the Athyrium Term Loans were written off at the time of repayment. Collectively, the prepayment and final payment fees and unamortized deferred financing costs totaled $29,019 and are reflected as a one-time loss on extinguishment of debt on the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023.

Note 8 — Lease Obligations
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of June 30, 2024. Renewal options for the Company’s leases are three years in length and begin from 2025 through 2030.
Lease expense under operating and finance leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$582	$460	$1,172	$893
Finance lease expense:
Amortization of right-of-use assets	$416	$267	$823	$523
Interest on lease liabilities	73	37	150	75
Total finance lease expense	$489	$304	$973	$598
Other supplemental information related to leases was as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	9.4 years	9.7 years
Finance leases	2.6 years	3.0 years
Weighted average discount rate:
Operating leases	10.90%	10.88%
Finance leases	7.70%	7.46%
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s operating leases (in thousands):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Operating lease assets:
Operating lease assets, net	Other Assets	$8,535	$8,682
Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities – current liabilities	$1,026	$1,058
Non-current operating lease liabilities	Operating lease liabilities – long-term liabilities	8,362	8,390
Total operating lease liabilities		$9,388	$9,448
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s finance leases (in thousands):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Finance lease assets:
Finance lease assets, net	Other Assets	$3,653	$4,322
Finance lease liabilities:
Current finance lease liabilities	Finance lease liabilities – current liabilities	$1,681	$1,590
Non-current finance lease liabilities	Finance lease liabilities – long-term liabilities	2,117	2,845
Total finance lease liabilities		$3,798	$4,435

Operating lease assets are recorded net of accumulated amortization of $5,444 and $4,794 as of June 30, 2024 and December 31, 2023, respectively. Finance lease assets are recorded net of accumulated amortization of $3,116 and $2,293 as of June 30, 2024 and December 31, 2023, respectively.
Maturities of lease liabilities as of June 30, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remaining)	$1,028	$953
2025	1,849	1,782
2026	1,660	948
2027	1,584	474
2028	1,416	38
Thereafter	7,997	—
Total lease payments	15,534	4,195
Less imputed interest	(6,146)	(397)
Total	$9,388	$3,798
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$150	$576
Operating cash flows for operating leases	$1,084	$874
Financing cash flows for finance leases	$792	$—

Operating lease assets obtained in exchange for operating lease liabilities:	$156	$350
Finance lease assets obtained in exchange for finance lease liabilities:	$155	$610
Non-cash increase to operating lease assets due to remeasurement of operating lease liabilities:	$365	$—
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

Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows (in thousands):

	June 30, 2024	December 31, 2023
Shares reserved for exercises of outstanding stock options	39,013	41,032
Shares reserved for vesting of restricted stock units	5,986	6,507
Shares reserved for future issuance under the Stock Incentive Plan	12,130	3,376
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,826	1,651
Shares reserved for future issuance under the Employee Stock Purchase Plan	5,203	5,454
Total shares reserved for future issuance	64,158	58,020
Note 10 — Stock-Based Compensation
As of June 30, 2024, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 22, 2024 and approved by the Company’s stockholders on June 12, 2024. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Incentive Plan	$10,934	$10,236	$22,500	$21,297
Inducement Plan	2,084	2,245	4,007	4,720
ESPP	155	360	318	831
Stock-based compensation expense	$13,173	$12,841	$26,825	$26,848
Stock Incentive Plan
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	35,505	$8.24
Granted	461	6.30
Exercised	(108)	3.25		$257
Cancelled or Forfeited	(2,029)	9.67
Outstanding at June 30, 2024	33,829	$8.14	6.39	$13,242
Exercisable at June 30, 2024	20,789	$7.86	5.11	$13,242
Vested and expected to vest at June 30, 2024	31,313	$8.07	6.28	$13,242

The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,592	$8.67
Granted	259	5.80
Vested	(256)	9.74
Forfeited	(446)	8.80
Unvested at June 30, 2024	5,149	$8.46
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first six months of 2024 and 2023 was $5.80 and $9.18, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
As of June 30, 2024, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Incentive Plan was $29,926, which is expected to be recognized over a weighted average period of 1.6 years.
Inducement Equity Incentive Plan
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,527	$8.77
Granted	293	5.40
Exercised	(148)	3.14		$320
Cancelled or Forfeited	(488)	10.78
Outstanding at June 30, 2024	5,184	$8.55	7.35	$4,589
Exercisable at June 30, 2024	2,753	$7.22	6.50	$3,968
Vested and expected to vest at June 30, 2024	4,708	$8.38	7.26	$4,460
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	915	$9.90
Granted	164	5.36
Vested	(99)	10.36
Forfeited	(143)	9.92
Unvested at June 30, 2024	837	$8.95
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first six months of 2024 and 2023 was $5.36 and $8.84, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

As of June 30, 2024, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Inducement Plan was $5,314, which is expected to be recognized over a weighted average period of 1.7 years.
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
Stock Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Expected Life in Years	5.8	5.5
Expected Volatility	83.7%	84.3%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.3%	3.9%
Weighted average grant date fair value per share	$4.56	$6.40
As of June 30, 2024, total unrecognized compensation cost related to unvested stock option awards granted under the Incentive Plan was $54,665, which is expected to be recognized over a weighted average period of 1.4 years.
Inducement Equity Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Inducement Plan during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Expected Life in Years	5.8	5.5
Expected Volatility	83.3%	84.3%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.4%	3.8%
Weighted average grant date fair value per share	$3.90	$6.38
As of June 30, 2024, total unrecognized compensation cost related to unvested stock option awards granted under the Inducement Plan was $11,075, which is expected to be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,203 shares remain available for purchase as of June 30, 2024. During the six months ended June 30, 2024 and June 30, 2023, the Company issued 251 and 176 shares under the ESPP, respectively.
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
The Company incurred costs related to employee severance, benefits, and related costs which were accounted for as ongoing terminations benefits under ASC Topic 712, Nonretirement Postemployment Benefits. As of December 31, 2023, it was considered probable that payment would be owed and the amount of payment was considered to be reasonably estimable, which resulted in the recognition of $3,380 of costs related to the workforce reduction during the year ended December 31, 2023, of which $3,026 was recognized in research and development expenses and $354 was recognized in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. As of June 30, 2024, $3,083 of the costs were paid, and the remaining $297 are included within accrued expenses on the Condensed Consolidated Balance Sheet. The remaining unpaid costs are expected to be disbursed during the period of July 1, 2024 through December 31, 2024.
In addition, the employees impacted by the workforce reduction received an amount equal to the bonus amount the employee would have received through continued employment with the Company, which was considered a one-time termination benefit pursuant to ASC Topic 420, Exit or Disposal Costs. As a result, $1,264 was recognized during the three months ended March 31, 2024, the period in which the communication occurred, of which $1,201 was recognized in research and development expenses, and $63 was recognized in selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Loss. All of these costs were paid during the three months ended March 31, 2024.
The following table summarizes the accrued liability activity recorded in connection with the workforce reduction for the three and six months ended June 30, 2024 (in thousands):

Balance at December 31, 2023	$3,380
Workforce reduction expense recorded during the three months ended March 31, 2024	1,264
Amounts paid during the three months ended March 31, 2024	(3,168)
Balance at March 31, 2024	$1,476
Workforce reduction expense recorded during the three months ended June 30, 2024	—
Amounts paid during the three months ended June 30, 2024	(1,179)
Balance at June 30, 2024	$297
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
Products and Product Candidates
ORLADEYO® (berotralstat)
ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO is approved in the United States and other global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older. In addition, the ongoing APeX-P clinical trial is assessing an oral granule formulation of ORLADEYO in pediatric patients who are 2 to <12 years of age.
We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and more than three and a half years of commercialization experience with ORLADEYO, we anticipate the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect approximately 80 percent of our revenue at peak to come from the United States. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part II, Item 1A of this report for further discussion of these risks.
Revenue from sales of ORLADEYO for the three and six months ended June 30, 2024 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO.
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
BCX10013. BCX10013 is an oral Factor D inhibitor that targets the alternative pathway of complement. On August 5, 2024, we announced that we plan to discontinue development of BCX10013. For more information, see “Recent Developments” below in this MD&A.

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
Netherton Syndrome (BCX17725)
BCX17725 is a potent and selective investigational fusion protein KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying treatment for people with Netherton syndrome. Netherton syndrome is a serious, rare, lifelong genetic disorder affecting the skin, hair, and immune system. People with Netherton syndrome often have red, scaly, inflamed skin, fragile hair, and are more likely to develop skin infections, allergies, asthma and eczema. Netherton syndrome can be life-threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there is no approved treatment for Netherton syndrome.
Avoralstat
We are developing our investigational plasma kallikrein inhibitor, avoralstat, with Clearside Biomedical, Inc.’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema (“DME”). DME is an important cause of vision loss in diabetes and is due to leakage from the blood vessels in the retina. While current treatments focus on vascular endothelial growth factor (“VEGF”) inhibition, DME can develop from other mechanisms, such as the kallikrein-bradykinin pathway. This is supported by observations that many DME patients have an incomplete response to intravitreal anti-VEGF therapies that are administered every four to eight weeks. Avoralstat targets the kallikrein-bradykinin system on the retinal vascular endothelial cells and may result in less vascular leakage and less edema. Avoralstat, delivered to the suprachoroidal space as a depot formulation, is designed to provide high dose levels to the retinal vessels with long-lasting exposure, which could result in less frequent injections and a reduced burden on patients and the healthcare system.
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
On May 6, 2024, we announced that enrollment is complete in the APeX-P trial evaluating ORLADEYO in pediatric HAE patients who are 2 to <12 years of age. On August 5, 2024, we announced that we remain on track to submit a regulatory filing in 2025 to expand the ORLADEYO label to enable children as young as two years of age to receive an oral granule formulation of ORLADEYO. ORLADEYO would be the first oral prophylactic therapy for children with HAE.
On May 9, 2024, we announced new real-world evidence on the use of ORLADEYO demonstrating that patients with HAE in the United States experience significant reductions in healthcare resource utilization after beginning treatment with ORLADEYO.
On May 13, 2024, we announced that the Federal Commission for Protection against Health Risks in Mexico granted approval for ORLADEYO for the prophylaxis of HAE attacks in adults and pediatric patients 12 years of age or older.
On June 2, 2024, we announced new real-world evidence showing that patients with HAE who have normal C1-inhibitor level and function had a reduction in monthly attack rates after starting ORLADEYO.
On July 9, 2024, we announced that the General Directorate of Medicines, Supplies and Drugs in Peru granted approval for ORLADEYO for the prophylaxis of HAE attacks in adults and pediatric patients 12 years of age or older.
On August 5, 2024, we announced that a recent market research study showed that 52 percent of allergist/immunologists are extremely likely to prescribe ORLADEYO to more patients, up from 29 percent in early 2023.
Complement-Mediated Diseases
BCX10013
On May 6, 2024, we announced that our ongoing proof-of-concept trial with BCX10013 remained on track and that we expected to partner or discontinue the program later this year.
On August 5, 2024, we announced that we have completed our clinical evaluation of BCX10013. The drug was safe and well tolerated at all doses studied; however, the level of clinical activity observed was less than other therapies on the market, and potential partners have declined to make the additional investment required to evaluate higher doses. We plan to discontinue development, consistent with our previously announced plans.
Netherton Syndrome
On May 6, 2024, we announced that we expect to advance BCX17725 into the clinic by the end of 2024.
Avoralstat
On May 6, 2024, we announced that we plan to advance avoralstat into a clinical trial of patients with DME in 2025.

Results of Operations (three months ended June 30, 2024 compared to the three months ended June 30, 2023)
For the three months ended June 30, 2024, total revenues were $109.3 million as compared to $82.5 million for the three months ended June 30, 2023. The increase in total revenues was due to a $27.3 million increase in ORLADEYO net revenue, including royalties. The increase in ORLADEYO net revenue was partially offset by a decrease in other net revenues of $0.4 million due to a decrease in royalties for sales of peramivir.
Cost of product sales for the three months ended June 30, 2024 and 2023 was $1.7 million and $0.9 million, respectively. The increase in cost of product sales was primarily due to an increase in ORLADEYO sales in the current year period.
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023
Research and development expenses by program:
Berotralstat	$13,146	$9,672
Factor D Program	5,557	25,634
Peramivir	418	72
Other research, preclinical and development costs	18,502	15,869
Total research and development expenses	$37,623	$51,247
Research and development expenses decreased to $37.6 million for the three months ended June 30, 2024 from $51.2 million for the three months ended June 30, 2023, primarily due to a decrease in Factor D program expenses. The decrease in Factor D program expenses was primarily attributed to decreased spending on BCX10013 and the discontinuation of the BCX9930 program. These reductions to research and development expenses were partially offset by increased spending on berotralstat due to our ongoing ORLADEYO pediatric trial, and increased spending on other research, preclinical and development costs. Other research, preclinical and development costs increased due to increased spending on BCX17725 and avoralstat for investigational new drug application-enabling activities and increased spending related to our other early-stage discovery programs.
Selling, general and administrative expenses for the three months ended June 30, 2024 were $61.2 million compared to $51.0 million for the three months ended June 30, 2023. The increase was primarily due to an increase in commercial expenses to support our growing revenue as well as our newly launched regions and expanded international operations. Further, there was an increase in general and administrative expenses attributed to an increase in headcount and consulting spend to support our accounting function and an increase in information technology costs to support our growing organization.
Interest expense for the three months ended June 30, 2024 was $24.7 million compared to $28.9 million for the three months ended June 30, 2023. The decrease in interest expense was primarily due to the decrease in the effective interest rate related to the 2021 RPI Royalty Purchase Agreement (as defined in “Note 6—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), partially offset by an increase in interest expense associated with the interest accrued on the Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement (as defined below), which was funded on April 17, 2023.
Interest expense for the three months ended June 30, 2024 included $14.3 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $10.4 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement. Interest expense for the three months ended June 30, 2023 included $19.5 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations, $7.9 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement, and $1.5 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Athyrium Credit Agreement (as defined below).
For the three months ended June 30, 2024, interest income was $3.6 million compared to $3.8 million for the three months ended June 30, 2023. Net foreign currency losses were $0.1 million for the three months ended June 30, 2024 compared to net foreign currency gains of $0.3 million for the three months ended June 30, 2023. For the three months ended June 30, 2023, loss on extinguishment of debt associated with the repayment of the term loans under the Athyrium Credit Agreement was $29.0 million.
For the three months ended June 30, 2024, income tax expense was $0.2 million compared to $0.7 million for the three months ended June 30, 2023. The decrease in income tax expense is primarily due to an increase in the amortization deduction related to capitalized research and development costs and the reversal of certain tax timing differences.
Results of Operations (six months ended June 30, 2024 compared to the six months ended June 30, 2023)
For the six months ended June 30, 2024, total revenues were $202.1 million compared to $151.3 million for the six months ended June 30, 2023. The increase in total revenues was due to a $47.7 million increase in ORLADEYO net revenue, including royalties, and an increase in other revenues of $3.1 million due to an increase in royalties for sales of peramivir in the first quarter of 2024.
Cost of product sales for the six months ended June 30, 2024 and 2023 was $3.0 million and $1.8 million, respectively. The increase in cost of product sales was primarily due to an increase in ORLADEYO sales in the current year period.
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Research and development expenses by program:
Berotralstat	$25,104	$19,173
Factor D Program	16,037	51,819
Peramivir	767	265
Other research, preclinical and development costs	42,208	28,378
Total research and development expenses	$84,116	$99,635
Research and development expenses decreased to $84.1 million for the six months ended June 30, 2024 from $99.6 million for the six months ended June 30, 2023, primarily due to a decrease in Factor D program expenses. The decrease in Factor D program expenses was primarily attributed to decreased spending on BCX10013 and the discontinuation of the BCX9930 program. These reductions to research and development expenses were partially offset by increased spending on berotralstat due to our ongoing ORLADEYO pediatric trial, and increased spending on other research, preclinical and development costs. Other research, preclinical and development costs increased due to increased spending on BCX17725 and avoralstat for investigational new drug application-enabling activities and increased spending related to our other early-stage discovery programs.
Selling, general and administrative expenses for the six months ended June 30, 2024 were $120.6 million compared to $98.9 million for the six months ended June 30, 2023. The increase was primarily due to an increase in commercial expenses to support our growing revenue as well as our newly launched regions and expanded international operations. Further, there was an increase in general and administrative expenses primarily attributed to an increase in headcount and consulting spend to support our accounting function and an increase in information technology and human resources costs to support our growing organization.
Interest expense for the six months ended June 30, 2024 was $49.2 million compared to $56.3 million for the six months ended June 30, 2023. The decrease in interest expense was primarily due to the decrease in the effective interest rate related to the 2021 RPI Royalty Purchase Agreement (as defined in “Note 6—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), partially offset by an increase in interest expense associated with the interest accrued on the Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement, which was funded on April 17, 2023.
Interest expense for the six months ended June 30, 2024 included $28.5 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $20.6 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement. Interest expense for the six months ended June 30, 2023 included $38.8 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations, $9.5 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Athyrium Credit Agreement, and

$7.9 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement.
For the six months ended June 30, 2024, interest income was $7.6 million compared to $7.1 million for the six months ended June 30, 2023. Net foreign currency losses were $0.1 million for the six months ended June 30, 2024 compared to net foreign currency gains of $0.1 million for the six months ended June 30, 2023. For the six months ended June 30, 2023, loss on extinguishment of debt associated with the repayment of the term loans under the Athyrium Credit Agreement was $29.0 million.
For the six months ended June 30, 2024, income tax expense was $0.5 million compared to $1.4 million for the six months ended June 30, 2023. The decrease in income tax expense is primarily due to an increase in the amortization deduction related to capitalized research and development costs and the reversal of certain tax timing differences.
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
The Pharmakon Loan Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions. These covenants could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of June 30, 2024, we were in compliance with the negative covenants under the Pharmakon Loan Agreement. See “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
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

Our principal sources of liquidity at June 30, 2024 were approximately $78.4 million in cash and cash equivalents and approximately $257.9 million in investments considered available-for-sale.
Cash Flows
The following table summarizes our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(55,052)	$(66,326)
Investing activities	26,307	(126,144)
Financing activities	(3,014)	34,433
Effect of exchange rate on cash, cash equivalents, and restricted cash	(483)	(413)
Net decrease in cash, cash equivalents and restricted cash	$(32,242)	$(158,450)
Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities of $55.1 million consisted primarily of a net loss of $48.1 million and $66.8 million of changes in operating assets and liabilities, primarily due to a decrease in accounts payable and accrued expenses and an increase in accounts receivable, partially offset by $59.8 million of non-cash items, including $39.0 million of non-cash interest expense and $26.8 million of stock-based compensation expense.
During the six months ended June 30, 2023, net cash used in operating activities of $66.3 million consisted primarily of a net loss of $128.7 million and $34.3 million of changes in operating assets and liabilities, primarily due to a decrease in accounts payable and accrued expenses and an increase in accounts receivable, partially offset by $96.6 million of non-cash items, including $43.9 million of non-cash interest expense, the loss on extinguishment of debt associated with the repayment of the term loans under the Athyrium Credit Agreement of $29.0 million, and $26.8 million of stock-based compensation expense.
Investing Activities
During the six months ended June 30, 2024, net cash provided by investing activities of $26.3 million primarily related to sales and maturities of investment securities, partially offset by purchases of investment securities.
During the six months ended June 30, 2023, net cash used in investing activities of $126.1 million primarily related to purchases of investment securities, partially offset by sales and maturities of investment securities.
Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities of $3.0 million primarily consisted of withholding taxes paid on stock-based awards and principal payments on finance lease liabilities, partially offset by net proceeds from common stock issued under stock-based compensation plans.
During the six months ended June 30, 2023, net cash provided by financing activities of $34.4 million primarily consisted of net proceeds from the Pharmakon Loan Agreement and net proceeds from common stock issued under stock-based compensation plans, partially offset by the repayment of the secured term loans under the Athyrium Credit Agreement.
Plan of Operation and Future Funding Requirements
We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, and contracting with other parties to conduct certain research and development projects. In addition, we reduced the size of our research and development organization and postponed previously planned capital expenditures at our Discovery Center in Alabama in January 2024, which we believe will help accelerate our path to profitability.

We may incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, commercialize ORLADEYO, and hire additional personnel. We may incur additional expenses related to the filing, prosecution, maintenance, defense, and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development or as regulatory exclusivity for our products expires. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.
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
•post-approval commitments for ORLADEYO, peramivir, and other products that receive regulatory approval; and
•the costs involved in all aspects of intellectual property strategy and protection, including the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims.
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
Inventory
Our inventory primarily relates to ORLADEYO. Additionally, our inventory includes peramivir.
We value our inventory at the lower of cost or estimated net realizable value. We determine the cost of our inventory on a first-in, first-out (FIFO) basis. Raw materials and work-in-process include all inventory costs prior to packaging and labeling, including raw material, active product ingredient, and the drug product. Finished goods include packaged and labeled products. We classify inventory as long-term when consumption or sale of the inventory is not expected to occur within 12 months from the balance sheet date.
Our inventory is subject to expiration dating. At each reporting date, we evaluate the carrying value of our inventory and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventory. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment.
We expense costs related to the production of inventory as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, we capitalize subsequent costs related to the production of inventory.

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
Additionally, we have license agreements with third parties, such as Albert Einstein College of Medicine of Yeshiva University, Industrial Research, Ltd., and the University of Alabama at Birmingham (“UAB”), which require fees related to sublicense agreements. We accrue sublicense expenses as incurred.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Pharmakon Loan Agreement. The Tranche A Loan under the Pharmakon Loan Agreement accrues interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 7.00% or, for each quarterly interest period in which a Pharmakon PIK Interest Payment (as defined in “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) is made, SOFR plus 7.25%. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Tranche A Loan. For the three months ended June 30, 2024, interest was accrued at an effective rate of 13.31% on the $300.0 million borrowing under the Pharmakon Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound, and our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2024, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, Swedish Krona, and Norwegian Krone. Additionally, we have operations in Canada and have foreign currency exposure relative to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the six months ended June 30, 2024; however, we may do so in the future.
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
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. Management originally reported the current material weakness, along with another material weakness, on November 8, 2023. While remediation measures were promptly implemented resulting in the elimination of one material weakness, the final material weakness remains and is described below.
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
This is a high priority for the Company, and we continue to make progress towards remediation. Management will continue to implement measures to remediate this material weakness, such that these controls are designed, implemented, and operating effectively.
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
Changes in Internal Control over Financial Reporting
Other than described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since our inception, we have not achieved sustained profitability. Our expectations as to when we may achieve profitability may change based upon our ability to execute our commercialization goals and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Our beliefs and projections regarding the attainment of our financial goals may differ from actual results based on market factors like competition, patient and physician acceptance of our products, reimbursement levels, or on our ability to execute our operational and budget plans, including management’s ability to properly forecast our capital allocation needs. To achieve and maintain profitability, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approvals, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO under the Royalty Purchase Agreements, may reduce the profitability of such products.
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
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs, including our complement program and our other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part I, Item 2 of this report), could result in delays in, modifications to, or discontinuations of our trials or require the performance of additional unplanned trials. For example, dose-related observations in a BCX10013 nonclinical study reported in 2023 delayed the clinical program. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs, such as we experienced with BCX9930 in 2022 prior to discontinuing its development later that year. In addition, the development plans for our product candidates, including our clinical trials, may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results.

Because of the cost and duration of clinical trials, we have decided in the past, and may in the future decide, to discontinue development of product candidates for various reasons, including, but not limited to, that they are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. For example, following the completion of our clinical evaluation of BCX10013, we announced on August 5, 2024 that we plan to discontinue development, which may subject us to certain risks.
Undesirable or inconclusive data in our preclinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the European Medicines Agency (“EMA”), the Ministry of Health, Labor and Welfare (“MHLW”) in Japan or the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”)) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities have previously, and may again in the future, pause enrollment in, suspend, or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.
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
As our programs advance, our costs could increase. Our current and planned discovery, development, approval, and commercialization efforts may require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates; our ability to maintain regulatory approvals for, successfully commercialize, and achieve market acceptance of our products, including ORLADEYO; our ability to raise additional capital if needed; our ability to secure partnerships with third parties for our product candidates when deemed advisable; the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates; the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs. There can be no assurance that we are able to successfully secure a partnership for our product candidates when deemed advisable on terms that are acceptable to us, or at all.

In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital if and when needed may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for our complement program for diseases of the complement system and other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part I, Item 2 of this report), as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, geopolitical instability, or public health emergencies such as the COVID-19 pandemic, may restrict our future flexibility to raise capital if and when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information about our liquidity risks and capital requirements.
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, potential U.S. Government shutdowns, the upcoming presidential election in the United States, geopolitical instability, or public health emergencies such as the COVID-19 pandemic. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
Even if we are able to successfully commercialize our existing products, or to develop new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligations to pay royalties on certain revenues from ORLADEYO under the Royalty Purchase Agreements, may reduce the profitability of such products.
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

•failure to provide us with accurate or timely information regarding inventory, the number of patients who are using our products, or serious adverse events and/or product complaints regarding our products;
•inability of third parties to satisfy their financial obligations to us or to others;
•potential breach of the manufacturing or distribution agreement by the third party;
•possible termination or nonrenewal of a material agreement by the third party at a time that is costly or inconvenient to us; and
•lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs, particularly associated with ORLADEYO, peramivir and our early-stage compounds.
Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes or shortages, acts of terrorism or war, equipment malfunctions, raw material shortages or supply chain issues. If our commercial distribution partners are not able to satisfy our requirements within the expected timeframe, or are unable to provide us with accurate or timely information and data, including with respect to inventory and sales, serious adverse events, and/or product complaints, our business, including our commercialization efforts for and sales of ORLADEYO, may be at risk. In addition, if specialty pharmacy services, including our third-party call center services, which provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support, are not effectively managed, the continuance of our commercialization efforts for and sales of ORLADEYO may be delayed or compromised.
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
We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients aged 12 years and older, in December 2020. We subsequently received regulatory approvals for ORLADEYO in other global markets. In addition, we are performing research on or developing products for the treatment of several other rare diseases, including diseases of the complement system. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into certain preventative and therapeutic agents, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.

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
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights, or may design around our patent claims to produce competitive products that fall outside the scope of our patents. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive, time-consuming, and unsuccessful. An adverse result in any legal proceeding could put one or more of our patents at risk. Our success depends in part on avoiding the infringement of other parties’ patents and other intellectual property rights as well as avoiding the breach of any licenses relating to our technologies and products. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, avoiding patent infringement may be difficult and we may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our partners or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our partners or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our partners or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.
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
On April 17, 2023, we entered into the $450.0 million Pharmakon Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders, and closed on an initial term loan thereunder in the principal amount of $300.0 million. As of June 30, 2024, we had an outstanding principal balance under the Pharmakon Loan Agreement of $323.7 million, inclusive of the Pharmakon PIK Interest Payments (as defined in “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report). Under the Pharmakon Loan Agreement, we will be required to pay to Pharmakon, for the account of the lenders, a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses set forth in the Pharmakon Loan Agreement in the event that we prepay, or are required to prepay, voluntarily or pursuant to a mandatory prepayment obligation under the Pharmakon Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Pharmakon Loan Agreement, in each case, subject to certain exceptions set forth in the Pharmakon Loan Agreement.
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
•natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (e.g., the COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;
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
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of inflation, increased interest rates, disruption or instability in the banking industry, foreign exchange rate fluctuations, potential U.S. Government shutdowns, instability in connection with the upcoming presidential election in the United States, geopolitical instability, or public health emergencies, such as the COVID-19 pandemic. The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2024, the 52-week range of the market price of our stock was from $4.03 to $7.95 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2024, there were 206,885,936 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of July 31, 2024, there were 38,771,202 stock options and restricted stock units outstanding and 12,247,034 shares available for issuance under our Amended and Restated Stock Incentive Plan, 5,999,578 stock options and restricted stock units outstanding and 1,840,681 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,042,369 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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

Item 5. Other Information
Ratification of Certain Matters
On June 7, 2022 and on June 13, 2023, the Company issued certain Excess RSU Grants (as defined below) to each member of the Company’s Board of Directors serving as a non-employee director on such date due to a miscalculation in applying the BioCryst Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (the “Director Compensation Policy”). As a result, the Excess RSU Grants were not approved in accordance with Sections 152, 153 and 157 (the “Applicable Sections”) of the Delaware General Corporation Law (“DGCL”). Shares of common stock were subsequently issued upon the settlement of the Excess RSU Grants that may not have been approved in accordance with the Applicable Sections of the DGCL. Upon discovery of the miscalculation, the Board of Directors adopted resolutions (the

“Resolutions”) on June 10, 2024 pursuant to Section 204 of the DGCL approving the ratification (the “Ratification”) of (i) the grant of 3,830 restricted stock units to each of the Company’s 11 non-employee directors on June 7, 2022 and 4,826 restricted stock units to each of the Company’s 10 non-employee directors on June 13, 2023, in each case, on the form of award agreement filed as Exhibit 10.4 to the Company’s Form 10-Q filed August 5, 2022 (the “Excess RSU Grants”) and (ii) the issuance of 38,300 shares of common stock on June 8, 2023 and 4,826 shares of common stock on January 2, 2024 upon the settlement of the Excess RSU Grants, which constituted defective corporate acts under Section 204 of the DGCL. In addition, the Board of Directors approved an amendment to the Director Compensation Policy to reduce the number of restricted stock units granted to the non-employee directors in 2024 by the aggregate amount of the Excess RSU Grants.
The public filing of this document with the Securities and Exchange Commission constitutes the notice required to be given under Section 204 of the DGCL in connection with the Ratification. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions must be brought within 120 days from the giving of this notice (which is deemed to be given on the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission).

Director and Officer Trading Arrangements

During the three months ended June 30, 2024, the directors and officers of the Company adopted, modified or terminated the “Rule 10b5-1 trading arrangements” (as such term is defined in Item 408(a) of Regulation S-K) set forth in the table below.

Name (Title)	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities
Jon P. Stonehouse, President and Chief Executive Officer	Modification	May 13, 2024	Until December 31, 2024, or such earlier date upon which all transactions are completed or the plan is terminated	(1)
	Modification	May 29, 2024	Until May 22, 2026, or such earlier date upon which all transactions are completed or the plan is terminated	(2)
Alane P. Barnes, Chief Legal Officer and Secretary	Modification	May 15, 2024	Until December 29, 2025, or such earlier date upon which all transactions are completed or the plan is terminated	(3)
Nancy J. Hutson, Ph.D., Director, Chair of the Board	Adoption	June 18, 2024	Until December 31, 2024, or such earlier date upon which all transactions are completed or the plan is terminated	(4)
(1) This trading plan was originally adopted on November 28, 2022 (the “2022 Stonehouse Plan”) and provided for the sale of up to 199,345 shares of common stock underlying stock options through December 6, 2024. The 2022 Stonehouse Plan was amended on May 13, 2024 (as amended, the “5/13/2024 Stonehouse Plan”) to cancel all open orders under the 2022 Stonehouse Plan and to provide for the sale of up to 115,345 shares of common stock underlying stock options expiring in 2025.

(2) The 5/13/2024 Stonehouse Plan was further amended on May 29, 2024 (the “5/29/2024 Stonehouse Plan”). The 5/29/2024 Stonehouse Plan provides for the sale of up to 584,290 shares of common stock underlying stock options expiring in 2025 and 2026 (inclusive of the 115,345 stock options included in the 5/13/2024 Stonehouse Plan).

(3) This trading plan was originally adopted on December 1, 2022 (the “2022 Barnes Plan”) and provided for the sale of up to (i) 24,710 shares of common stock and (ii) 137,897 shares of common stock underlying stock options through December 29, 2025. The 2022 Barnes Plan was amended on May 15, 2024 to cancel all open orders under the 2022 Barnes Plan and to provide for the sale of up to 119,897 shares of common stock underlying stock options expiring in 2024 and 2025.

(4) This trading plan provides for the sale of 7,000 shares of common stock for the sole purpose of generating sufficient proceeds to cover the tax liability incurred in connection with the vesting of 16,745 restricted stock units on June 13, 2024.

Item 6.    Exhibits

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., effective January 16, 2024. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 18, 2024.

10.1*	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 22, 2024). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 13, 2024.

(10.2)*	First Amendment to the BioCryst Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, effective June 10, 2024.

(10.3)*	BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, effective July 1, 2024.

(10.4)*	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

( )	Filed or furnished herewith.
*	Management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2024.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer and Interim Principal Accounting Officer)