Form 10-Q
period 2024-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2024-11-05
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________
Commission File Number: 000-23186
BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1413174
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4505 Emperor Blvd., Suite 200
Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)
+1-919-859-1302
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	BCRX	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 207,132,571 shares of common stock outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX17725, and early-stage discovery programs (including avoralstat and our complement inhibitors), and our plans regarding the same;
•the planned discontinuation of the development of BCX10013;
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
i

•statements and projections regarding financial goals, including timing for achieving profitability or positive cash flow; and
•competitive companies, technologies, and our industry.
We have based any forward-looking statements on our current expectations about future events or performance. While we believe these expectations are reasonable, forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from those suggested or implied by these forward-looking statements for various reasons, including those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, some of which are summarized in the “Risk Factor Summary” below. Any forward-looking statement is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these risks and uncertainties, you are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update, revise or correct any of these statements or to publicly announce the results of any such revisions to any forward-looking statements to reflect future events or developments, except as may be required by U.S. federal securities laws.
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
•If the U.S. Food and Drug Administration or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, the sales of our products could be adversely affected.
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
•The Pharmakon Loan Agreement (as defined below) contains conditions and restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay our outstanding indebtedness under the Pharmakon Loan Agreement earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.
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

•If we fail to maintain effective internal control over financial reporting, we may not be able to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, adversely affect our business and operating results and may negatively impact the trading price of our common stock.
•Natural disasters, epidemic or pandemic disease outbreaks, trade wars, armed conflicts, political unrest, or other events could disrupt our business or operations, or those of our development partners, manufacturers, regulators, or third parties with whom we conduct business now or in the future.
•We are subject to legal proceedings, which could harm our reputation or result in other losses or unexpected expenditure of time and resources.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$96,841	$110,643
Restricted cash	813	1,804
Investments	233,172	278,344
Trade receivables	72,456	56,950
Inventory, net	7,562	28,683
Prepaid expenses and other current assets	16,281	19,542
Total current assets	427,125	495,966
Long-term inventory, net	21,633	—
Property and equipment, net	7,421	7,910
Long-term investments	19,426	—
Other assets	15,649	13,084
Total assets	$491,254	$516,960

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$13,482	$20,893
Accrued expenses	104,197	102,882
Operating lease liabilities	1,049	1,058
Finance lease liabilities	1,839	1,590
Royalty financing obligations	33,000	23,565
Total current liabilities	153,567	149,988
Operating lease liabilities	8,065	8,390
Finance lease liabilities	2,077	2,845
Royalty financing obligations	481,775	508,034
Secured term loan	314,333	303,231
Total liabilities	959,817	972,488
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 207,119 at September 30, 2024 and 205,771 at December 31, 2023	2,071	2,058
Additional paid-in capital	1,270,318	1,222,236
Accumulated other comprehensive income	2,293	1,337
Accumulated deficit	(1,743,245)	(1,681,159)
Total stockholders’ deficit	(468,563)	(455,528)
Total liabilities and stockholders’ deficit	$491,254	$516,960
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$117,085	$86,742	$319,178	$238,011
Expenses:
Cost of product sales	3,211	1,099	6,175	2,924
Research and development	41,081	46,879	125,197	146,514
Selling, general and administrative	65,084	50,648	185,662	149,512
Royalty	17	37	179	100
Total operating expenses	109,393	98,663	317,213	299,050
Income (loss) from operations	7,692	(11,921)	1,965	(61,039)

Interest income	3,591	4,184	11,176	11,312
Interest expense	(24,828)	(27,345)	(74,067)	(83,656)
Foreign currency gains (losses), net	98	(737)	(37)	(665)
Loss on extinguishment of debt	—	—	—	(29,019)
Loss before income taxes	(13,447)	(35,819)	(60,963)	(163,067)
Income tax expense	586	330	1,123	1,741
Net loss	$(14,033)	$(36,149)	$(62,086)	$(164,808)

Foreign currency translation adjustment	563	(185)	170	(67)
Unrealized gain on available for sale investments	1,173	295	786	841
Net comprehensive loss	$(12,297)	$(36,039)	$(61,130)	$(164,034)

Basic and diluted net loss per common share	$(0.07)	$(0.19)	$(0.30)	$(0.87)
Weighted average shares outstanding	206,905	189,644	206,466	189,095
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,086)	$(164,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	937	1,232
Inventory obsolescence	1,361	236
Stock-based compensation expense	44,074	39,127
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	53,571	66,286
Amortization of premium/discount on investments	(8,713)	(6,814)
Loss on extinguishment of debt	—	29,019
Changes in operating assets and liabilities:
Receivables	(15,402)	(3,125)
Inventory	(2,001)	(2,357)
Prepaid expenses and other assets	1,385	(7,530)
Accounts payable and accrued expenses	(59,933)	(36,678)
Deferred revenue	—	(811)
Net cash used in operating activities	(46,807)	(86,223)

Cash flows from investing activities:
Acquisitions of property and equipment	(449)	(1,614)
Purchase of investments	(227,235)	(357,419)
Maturities of investments	262,480	256,008
Net cash provided by (used in) investing activities	34,796	(103,025)

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	4,030	8,301
Common stock issued to directors in lieu of cash retainer	29	217
Withholding taxes paid on stock-based awards	(4,451)	—
Net proceeds from Pharmakon Tranche A term loan	—	300,000
Repayment of Athyrium secured term loans principal	—	(240,452)
Prepayment and repayment fees on Athyrium secured term loans	—	(21,261)
Payment of debt issuance costs on Pharmakon Tranche A term loan	—	(11,147)
Principal payments on finance lease liabilities	(1,348)	—
Net cash (used in) provided by financing activities	(1,740)	35,658

Effect of exchange rate on cash, cash equivalents, and restricted cash	368	(160)

Decrease in cash, cash equivalents and restricted cash	(13,383)	(153,750)
Cash, cash equivalents and restricted cash at beginning of period	112,447	306,239
Cash, cash equivalents and restricted cash at end of period	$99,064	$152,489

Supplemental cash flow disclosure:
Cash paid for interest	$20,242	$17,151
Cash paid for taxes	$1,225	$1,444
Taxes withheld on stock-based awards included in accrued expenses	$245	$2,107
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	205,771	$2,058	$1,222,236	$1,337	$(1,681,159)	$(455,528)
Net loss	—	—	—	—	(35,379)	(35,379)
Other comprehensive loss	—	—	—	(566)	—	(566)
Exercise of stock options	176	2	550	—	—	552
Vesting of restricted stock units	155	1	(1)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(8)	—	(38)	—	—	(38)
Employee stock purchase plan sales	251	2	1,127	—	—	1,129
Issuance of shares to directors in lieu of cash retainer	2	—	11	—	—	11
Stock-based compensation expense	—	—	13,652	—	—	13,652
Balance at March 31, 2024	206,347	$2,063	$1,237,537	$771	$(1,716,538)	$(476,167)
Net loss	—	—	—	—	(12,674)	(12,674)
Other comprehensive loss	—	—	—	(214)	—	(214)
Exercise of stock options	80	1	263	—	—	264
Vesting of restricted stock units	200	2	(2)	—	—	—
Issuance of shares to directors in lieu of cash retainer	2	—	12	—	—	12
Stock-based compensation expense	—	—	13,173	—	—	13,173
Balance at June 30, 2024	206,629	$2,066	$1,250,983	$557	$(1,729,212)	$(475,606)
Net loss	—	—	—	—	(14,033)	(14,033)
Other comprehensive income	—	—	—	1,736	—	1,736
Exercise of stock options	262	3	1,359	—	—	1,362
Vesting of restricted stock units	66	1	(1)	—	—	—
Employee stock purchase plan sales	161	1	722	—	—	723
Issuance of shares to directors in lieu of cash retainer	1	—	6	—	—	6
Stock-based compensation expense	—	—	17,249	—	—	17,249
Balance at September 30, 2024	207,119	$2,071	$1,270,318	$2,293	$(1,743,245)	$(468,563)
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	187,906	$1,879	$1,158,118	$26	$(1,454,620)	$(294,597)
Net loss	—	—	—	—	(53,333)	(53,333)
Other comprehensive income	—	—	—	559	—	559
Exercise of stock options, net	702	7	3,495	—	—	3,502
Vesting of restricted stock units	99	1	(1)	—	—	—
Employee stock purchase plan sales	176	2	1,573	—	—	1,575
Stock-based compensation expense	—	—	14,007	—	—	14,007
Balance at March 31, 2023	188,883	$1,889	$1,177,192	$585	$(1,507,953)	$(328,287)
Net loss	—	—	—	—	(75,326)	(75,326)
Other comprehensive income	—	—	—	105	—	105
Exercise of stock options, net	401	4	1,744	—	—	1,748
Vesting of restricted stock units	184	2	(2)	—	—	—
Issuance of shares to directors in lieu of cash retainer	23	—	206	—	—	206
Stock-based compensation expense	—	—	12,841	—	—	12,841
Balance at June 30, 2023	189,491	$1,895	$1,191,981	$690	$(1,583,279)	$(388,713)
Net loss	—	—	—	—	(36,149)	(36,149)
Other comprehensive income	—	—	—	110	—	110
Exercise of stock options, net	87	1	455	—	—	456
Vesting of restricted stock units	60	—	—	—	—	—
Employee stock purchase plan sales	162	2	1,018	—	—	1,020
Issuance of shares to directors in lieu of cash retainer	3	—	11	—	—	11
Stock-based compensation expense	—	—	12,279	—	—	12,279
Balance at September 30, 2023	189,803	$1,898	$1,205,744	$800	$(1,619,428)	$(410,986)
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1 — Significant Accounting Policies and Concentrations of Risk
The Company
BioCryst Pharmaceuticals, Inc. (the “Company”) is a global biotechnology company with a deep commitment to improving the lives of people living with hereditary angioedema (“HAE”) and other rare diseases. The Company leverages its expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and protein therapeutics to target difficult-to-treat diseases. The Company was founded in 1986 and incorporated in Delaware in 1991, and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule and protein therapeutics through the process known as structure-guided drug design.
The Company’s marketed products include oral, once-daily ORLADEYO® for the prevention of HAE attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States. ORLADEYO has received regulatory approval in the United States and other global markets. The Company is commercializing ORLADEYO in each of these territories directly or through distributors, except in Japan where Torii Pharmaceutical Co., Ltd. (“Torii”), the Company’s collaborative partner, conducts certain commercialization activities with respect to ORLADEYO for the prevention of HAE attacks in exchange for certain royalty payments to the Company. In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada, Australia, Japan, Taiwan and Korea.
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at September 30, 2024 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its total 2024 expenses (including stock-based compensation expense) will exceed its total 2024 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (2) royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change its overhead structure; and/or (6) securing U.S. Government funding of its programs, including obtaining procurement contracts. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances among the consolidated entities have been eliminated from the condensed consolidated financial statements. The Company operates and manages its business in one operating segment.
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

These financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2023 and the notes thereto included in the Company’s 2023 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on February 27, 2024. Interim operating results are not necessarily indicative of operating results for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.
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
Revenue Recognition
The Company recorded the following revenues for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales, net	$116,066	$85,288	$313,325	$233,957
Collaborative and other revenues	1,019	1,454	5,853	4,054
Total revenues	$117,085	$86,742	$319,178	$238,011
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
Product Sales, Net
The Company’s principal sources of product sales are sales of ORLADEYO, which the Company began shipping to patients in December 2020, and sales of peramivir (RAPIVAB/RAPIACTA/PERAMIFLU). In the United States, the Company generally ships ORLADEYO directly to patients through a single specialty pharmacy, which is considered its customer. In the European Union, United Kingdom, Canada, Latin America, and elsewhere, the Company sells ORLADEYO to specialty distributors as well as to hospitals and pharmacies, which collectively are considered its customers.
The Company recognizes revenue for sales when its customers obtain control of the product, which generally occurs upon delivery. For ORLADEYO, the Company classifies payments to its specialty pharmacy customer for certain services provided by this customer as selling, general and administrative expenses to the extent such services provided are determined to be distinct from the sale of ORLADEYO.
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
Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from the Company’s specialty pharmacy. These customers purchase the Company’s product under contracts negotiated between them and the Company’s specialty pharmacy. The specialty pharmacy, in turn, charges back to the Company the difference between the price that the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price with the Company. The Company estimates chargebacks and adjusts gross product revenues and establishes a current liability based on the estimates at the time revenues are recognized.
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
Restricted Cash
Total restricted cash was $2,223 and $1,804 as of September 30, 2024 and December 31, 2023, respectively, and primarily consisted of $1,410 and $1,493 as of September 30, 2024 and December 31, 2023, respectively, for a letter of credit the Company is required to maintain associated with its Birmingham lease. The letter of credit associated with the Birmingham lease of $1,410 is reflected within other assets on the Condensed Consolidated Balance Sheets as of September 30, 2024.
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
Assets measured at fair value on a recurring basis include investments (See “Note 3—Investments”). There were no liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Trade Receivables
The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.
Receivables from collaborations are recorded for amounts due to the Company related to royalty receivables from the Company’s partners, including Shionogi & Co., Ltd., Green Cross, and Torii (See “Note 11—Collaborative and Other Relationships”).
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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the Company underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of September 30, 2024 and December 31, 2023, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
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
Leases
The Company leases certain assets, under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of September 30, 2024. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases.
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
Interest Expense, Deferred Financing Costs and Royalty Financing Obligations
Interest expense primarily relates to the royalty financing obligations (see “Note 6—Royalty Financing Obligations”) and the term loan borrowings under the Pharmakon Loan Agreement (see “Note 7—Debt”) during the nine months ended September 30, 2024 and to the secured term loan borrowings under the Athyrium Credit Agreement (see Note 7—Debt”) during the nine months ended September 30, 2023.
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
Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, after giving consideration to the dilutive effect of potentially dilutive common shares. The Company has generated a net loss in all periods presented, so the diluted net loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2024 and September 30, 2023, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Outstanding stock options	38,559	35,160
Unvested restricted stock unit awards	5,882	4,589
Warrants to purchase common stock	—	15,023
Total	44,441	54,772
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Condensed Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023.
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
The Company’s receivables from sales of ORLADEYO are primarily due from one customer, resulting in a concentration of credit risk. Sales of ORLADEYO from the Company to the specialty pharmacy usually only occur once an order of product has been received by the specialty pharmacy from one of its customers, which include pharmacy benefit managers, insurance companies, government programs and group purchasing organizations.
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company during the nine months ended September 30, 2024.
New Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of the title and position of the chief operating decision maker and requires that public entities with a single reportable segment provide all disclosures required by this update and existing disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Retrospective application is required to all prior periods presented in the financial statements. The Company expects adoption of this ASU will result in additional disclosures but does not expect it will have a material effect on the Company’s consolidated balance sheet, statement of comprehensive loss, or statement of cash flows.
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

Note 2 — Revenue
The Company recorded the following revenues for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ORLADEYO:
U.S.	$103,112	$75,268	$278,987	$208,934
Outside of U.S.	13,207	10,416	34,487	26,173
Total ORLADEYO	116,319	85,684	313,474	235,107
Other revenues	766	1,058	5,704	2,904
Total revenues	$117,085	$86,742	$319,178	$238,011
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
Assets measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2024
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$252,598	$—	$252,598
Total assets	$—	$252,598	$—	$252,598

	December 31, 2023
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$277,358	$—	$277,358
Certificates of deposit	—	986	—	986
Total assets	$—	$278,344	$—	$278,344
As of September 30, 2024, the Company had no securities in an unrealized loss position.
The following tables summarize the fair value of the Company’s investments by type (in thousands):

	September 30, 2024
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$251,146	$588	$864	$—	$252,598
Total investments	$251,146	$588	$864	$—	$252,598

	December 31, 2023
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$277,151	$121	$150	$(64)	$277,358
Certificates of deposit	980	14	—	(8)	986
Total investments	$278,131	$135	$150	$(72)	$278,344
The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Maturing in one year or less	$233,172	$278,344
Maturing after one year but less than two years	19,426	—
Total investments	$252,598	$278,344
Note 4 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At September 30, 2024 and December 31, 2023, receivables, net of reserves, related to sales of ORLADEYO were $71,046 and $54,149, respectively. At September 30, 2024 and December 31, 2023, receivables related to sales of RAPIVAB were $410 and $505, respectively.

Collaborations
Receivables from collaborations were as follows (in thousands):

	September 30, 2024
	Billed	Unbilled	Total
Royalty receivables from partners	$—	$1,000	$1,000
Total receivables from collaborators	$—	$1,000	$1,000

	December 31, 2023
	Billed	Unbilled	Total
Royalty receivables from partners	$—	$2,296	$2,296
Total receivables	$—	$2,296	$2,296
Note 5 — Inventory
At September 30, 2024 and December 31, 2023, the Company’s inventory primarily related to ORLADEYO. Inventory also included peramivir, which is primarily manufactured for the Company’s partners.
The Company’s inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$7,675	$6,449
Work-in-process	15,757	17,591
Finished goods	8,511	6,242
Total inventory	$31,943	$30,282
Reserves	(2,748)	(1,599)
Total inventory, net	$29,195	$28,683
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
Under the 2020 RPI Royalty Purchase Agreement, RPI is also entitled to receive a tiered revenue share on ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories (the “Other Markets”) equal to: (i) 20% of the proceeds received by the Company for upfront license fees and development milestones for ORLADEYO in the Other Markets, (ii) 20% of proceeds received on annual net sales of up to $150,000 in the Other Markets, and (iii) 10% of proceeds received by the Company on annual net sales between $150,000 and $230,000 in the Other Markets. No royalty payments are payable on annual net sales above $230,000 in the Other Markets.
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

The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s Condensed Consolidated Balance Sheets. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at their carrying value using the effective interest method. As of September 30, 2024 and December 31, 2023, the carrying value of the royalty financing obligations under the Royalty Purchase Agreements approximated fair value and was measured based on the Company’s current estimates of future payments to RPI and OMERS over the lives of the agreements, which are considered Level 3 inputs. In order to amortize the royalty financing obligations, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. On a quarterly basis, the Company assesses the projected royalty payments relative to the projected interest accretion for the next twelve months to determine if the royalty liability balance is reduced relative to the current outstanding liability, which would signify a repayment of the principal. In such case of excess payments relative to interest accretion for the next twelve months, the excess payments are considered to be a short-term liability and classified within current liabilities on the Company’s Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2024, there were no significant changes to the amount and timing of expected royalties under the Royalty Purchase Agreements based on the Company’s latest forecasts related to its research and development programs and ORLADEYO sales.
The following table shows the royalty financing obligations activity for the three and nine months ended September 30, 2024 (in thousands) as well as the effective interest rate as of September 30, 2024:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2023	$174,480	$185,345	$171,774	$531,599
Non-cash Interest expense on Royalty financing obligations	9,916	—	4,271	14,187
Royalty revenues paid and payable	(7,842)	(679)	(6,691)	(15,212)
Balance as of March 31, 2024	$176,554	$184,666	$169,354	$530,574
Non-cash Interest expense on Royalty financing obligations	10,057	—	4,206	14,263
Royalty revenues paid and payable	(9,518)	(823)	(10,863)	(21,204)
Balance as of June 30, 2024	$177,093	$183,843	$162,697	$523,633
Non-cash Interest expense on Royalty financing obligations	9,964	—	4,055	14,019
Royalty revenues paid and payable	(10,270)	(890)	(11,717)	(22,877)
Balance as of September 30, 2024	$176,787	$182,953	$155,035	$514,775

Effective interest rate	21.4%	—%	9.9%
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
The Pharmakon Loan Agreement also provided for three additional term loan tranches, at the Company’s option, in principal amounts of $50,000 each (each a “Subsequent Tranche Loan” and, collectively with the Tranche A Loan, the “Pharmakon Term Loans” and each, a “Pharmakon Term Loan”), which could have been requested on or prior to September 30, 2024. The Company did not request any Subsequent Tranche Loans. The maturity date of the Pharmakon Loan Agreement is April 17, 2028 (the “Maturity Date”), the fifth anniversary of the Tranche A Closing Date.
The Pharmakon Loan Agreement provides for quarterly interest-only payments until the Maturity Date, with the unpaid principal amount of the outstanding Pharmakon Term Loans due and payable on the Maturity Date. During the first 18 months following the Tranche A Closing Date, the Company had the option to make a portion of the applicable interest payment on the Tranche A Loan in-kind (a “Pharmakon PIK Interest Payment”) by capitalizing as principal up to 50% of the amount of interest accrued on the Tranche A Loan during the applicable interest period. The Pharmakon Term Loans will bear interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) rate, which shall be no less than 1.75%, plus 7.00%, per annum or, for each interest period in which a Pharmakon PIK Interest Payment is made, with respect to the Tranche A Loan, SOFR plus 7.25%, per annum.
The Tranche A Loan accrued interest at an effective interest rate of 13.34% and 13.24% for the three months ended September 30, 2024 and 2023, respectively.
The Company is required to make a mandatory prepayment of the Pharmakon Term Loans (i) upon the occurrence of a change of control and (ii) prior to any repayment of any convertible debt that the Company may issue in the future, subject to certain exceptions. The Company may make voluntary prepayments in whole or in part, in minimum $25,000 increments. Prepayments are subject to a prepayment premium equal to, (i) with respect to any prepayment made prior to the second anniversary of the applicable Pharmakon Term Loan borrowing date, the sum of (1) 3.00% of the principal amount of the Pharmakon Term Loan being prepaid plus (2) the aggregate amount of all interest that would have accrued on the principal amount of the Pharmakon Term Loan being prepaid from the date of prepayment through and including the second anniversary of the date of the borrowing of such Pharmakon Term Loan; (ii) with respect to any prepayment made on or after the second anniversary and prior to the third anniversary of the applicable Pharmakon Term Loan borrowing date, 3.00% of the principal amount of the Pharmakon Term Loan being prepaid; (iii) with respect to any prepayment made on or after the third anniversary and prior to the fourth anniversary of the applicable Pharmakon Term Loan, 2.00% of the principal amount of the Pharmakon Term Loan being prepaid; and (iv) with respect to any prepayment made on or after the fourth anniversary of the applicable Pharmakon Term Loan borrowing date and before the Maturity Date, 1.00% of the principal amount of the Pharmakon Term Loan being prepaid. In addition, if the Company had requested any Subsequent Tranche Loans, certain funding fees would have been required to be paid.
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
As of September 30, 2024, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three and nine months ended September 30, 2024 was $10,201 and $30,283, respectively. As allowable under the Pharmakon Loan Agreement, the Company designated and accounted for 50% of the quarterly interest payments for each of the three months ended March 31, 2024 and June 30, 2024 as a Pharmakon PIK Interest Payment and the total amount of $10,041 has been added to the outstanding principal balance of the borrowing. The Company did not elect to account for 50% of the quarterly interest payment for the three months ended September 30, 2024 as a Pharmakon PIK Interest Payment. The remaining 50% of the total quarterly interest payments for the three months ended March 31, 2024 and June 30, 2024 and the full quarterly interest payment for the three months ended September 30, 2024 totaling $20,242 have been paid at the end of each quarterly period. As of September 30, 2024, borrowings, including the Pharmakon PIK Interest Payments, totaled $323,704.
As of September 30, 2023, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three and nine months ended September 30, 2023 was $9,702 and $17,350, respectively. As allowable under the Pharmakon Loan Agreement, the Company designated and accounted for 50% of the quarterly interest payments for the nine months ended September 30, 2023 as a Pharmakon PIK Interest Payment and the total amount of $8,675 was added to the outstanding principal balance of the borrowing. The remaining 50% of the total quarterly interest payments of $8,675 was paid at the end of each quarterly period. As of September 30, 2023, borrowings, including the Pharmakon PIK Interest Payments, totaled $308,675.
The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
Incurred debt fees and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement totaled $11,147 and have been deferred and are being amortized as interest expense on an effective interest rate method over the remaining term of the Tranche A Loan. Deferred financing amortization of $511 and $1,061 was recognized for the three and nine months ended September 30, 2024, respectively. Deferred financing amortization of $230 and $467 was recognized for the three and nine months ended September 30, 2023, respectively.
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
Quarterly interest payments under the Athyrium Credit Agreement for the nine months ended September 30, 2023 totaled $8,476. Deferred financing amortization of $1,069 was recognized for the nine months ended September 30, 2023.
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
Note 8 — Lease Obligations
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of September 30, 2024. Renewal options for the Company’s real estate leases are three years in length and begin from 2025 through 2030.
Lease expense under operating and finance leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$569	$666	$1,741	$1,559
Finance lease expense:
Amortization of right-of-use assets	$455	$300	$1,278	$823
Interest on lease liabilities	81	48	231	123
Total finance lease expense	$536	$348	$1,509	$946
Other supplemental information related to leases was as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	9.2 years	9.7 years
Finance leases	2.6 years	3.0 years
Weighted average discount rate:
Operating leases	10.91%	10.88%
Finance leases	8.18%	7.46%

The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s operating leases (in thousands):

	Balance Sheet Location	September 30, 2024	December 31, 2023
Operating lease assets:
Operating lease assets, net	Other Assets	$8,337	$8,682
Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities – current liabilities	$1,049	$1,058
Non-current operating lease liabilities	Operating lease liabilities – long-term liabilities	8,065	8,390
Total operating lease liabilities		$9,114	$9,448
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s finance leases (in thousands):

	Balance Sheet Location	September 30, 2024	December 31, 2023
Finance lease assets:
Finance lease assets, net	Other Assets	$3,873	$4,322
Finance lease liabilities:
Current finance lease liabilities	Finance lease liabilities – current liabilities	$1,839	$1,590
Non-current finance lease liabilities	Finance lease liabilities – long-term liabilities	2,077	2,845
Total finance lease liabilities		$3,916	$4,435
Operating lease assets are recorded net of accumulated amortization of $5,781 and $4,794 as of September 30, 2024 and December 31, 2023, respectively. Finance lease assets are recorded net of accumulated amortization of $3,571 and $2,293 as of September 30, 2024 and December 31, 2023, respectively.

Maturities of lease liabilities as of September 30, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remaining)	$412	$410
2025	1,920	1,985
2026	1,684	1,152
2027	1,594	678
2028	1,416	147
Thereafter	7,997	—
Total lease payments	15,023	4,372
Less imputed interest	(5,909)	(456)
Total	$9,114	$3,916
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$231	$908
Operating cash flows for operating leases	$1,731	$1,376
Financing cash flows for finance leases	$1,348	$—

Operating lease assets obtained in exchange for operating lease liabilities:	$261	$4,462
Finance lease assets obtained in exchange for finance lease liabilities:	$828	$686
Non-cash increase to operating lease assets due to remeasurement of operating lease liabilities:	$365	$629
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
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows (in thousands):

	September 30, 2024	December 31, 2023
Shares reserved for exercises of outstanding stock options	38,559	41,032
Shares reserved for vesting of restricted stock units	5,882	6,507
Shares reserved for future issuance under the Stock Incentive Plan	12,409	3,376
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,774	1,651
Shares reserved for future issuance under the Employee Stock Purchase Plan	5,042	5,454
Total shares reserved for future issuance	63,666	58,020

Note 10 — Stock-Based Compensation
As of September 30, 2024, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 22, 2024 and approved by the Company’s stockholders on June 12, 2024. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Incentive Plan	$14,794	$9,637	$37,294	$30,934
Inducement Plan	2,234	2,626	6,241	7,346
ESPP	221	16	539	847
Stock-based compensation expense	$17,249	$12,279	$44,074	$39,127
Retirement Policy
In July 2024, the Company adopted the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy (the “Retirement Policy”). The Retirement Policy provides for the continued vesting of certain unvested awards granted more than one year prior to the date of retirement according to the original vesting schedule of the award. Employees are eligible for the Retirement Policy upon meeting age, service, and notice period requirements and receipt of notice of their eligibility from the Company. The Company considered the adoption of the Retirement Policy to be a modification of existing awards under ASC Topic 718, Compensation - Stock Compensation. The modification did not result in any incremental compensation cost. However, the adoption of the Retirement Policy resulted in a new estimate of the requisite service period for certain awards. In connection with the adoption of the Retirement Policy, the Company accelerated the recognition of stock-based compensation expense of $4,090 during the three and nine months ended September 30, 2024.
Stock Incentive Plan
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	35,505	$8.24
Granted	461	6.30
Exercised	(338)	4.54		$831
Cancelled or Forfeited	(2,226)	9.58
Outstanding at September 30, 2024	33,402	$8.16	6.15	$30,476
Exercisable at September 30, 2024	20,530	$7.88	4.87	$23,568
Vested and expected to vest at September 30, 2024	31,484	$8.11	6.08	$29,732

The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,592	$8.67
Granted	259	5.80
Vested	(259)	9.75
Forfeited	(529)	8.63
Unvested at September 30, 2024	5,063	$8.47
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first nine months of 2024 and 2023 was $5.80 and $9.18, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
As of September 30, 2024, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Incentive Plan was $26,370, which is expected to be recognized over a weighted average period of 1.2 years.
Inducement Equity Incentive Plan
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,527	$8.77
Granted	433	6.15
Exercised	(180)	3.56		$407
Cancelled or Forfeited	(623)	10.69
Outstanding at September 30, 2024	5,157	$8.50	7.14	$7,665
Exercisable at September 30, 2024	3,089	$7.61	6.34	$6,573
Vested and expected to vest at September 30, 2024	4,751	$8.36	7.05	$7,473
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	915	$9.90
Granted	263	6.25
Vested	(162)	10.39
Forfeited	(197)	9.74
Unvested at September 30, 2024	819	$8.67
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first nine months of 2024 and 2023 was $6.25 and $8.35, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
As of September 30, 2024, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Inducement Plan was $5,110, which is expected to be recognized over a weighted average period of 1.7 years.
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
Stock Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Expected Life in Years	5.8	5.5
Expected Volatility	83.7%	84.3%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.3%	3.9%
Weighted average grant date fair value per share	$4.56	$6.40
As of September 30, 2024, total unrecognized compensation cost related to unvested stock option awards granted under the Incentive Plan was $45,492, which is expected to be recognized over a weighted average period of 1.1 years.
Inducement Equity Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Inducement Plan during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Expected Life in Years	5.8	5.6
Expected Volatility	83.4%	83.8%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.2%	3.9%
Weighted average grant date fair value per share	$4.43	$6.14
As of September 30, 2024, total unrecognized compensation cost related to unvested stock option awards granted under the Inducement Plan was $9,722, which is expected to be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,042 shares remain available for purchase as of September 30, 2024. During the nine months ended September 30, 2024 and September 30, 2023, the Company issued 412 and 338 shares under the ESPP, respectively.

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
Torii’s updated royalty payment obligations commenced on November 30, 2023 and expire upon the later of (i) the tenth anniversary of the date of first commercial sale of ORLADEYO in Japan, (ii) the expiration of the Company’s patents covering ORLADEYO, and (iii) the expiration of regulatory exclusivity for ORLADEYO in Japan.
The Company determined that the Torii Agreement represented a contract modification to be accounted for as if it were part of the Original Torii Agreement under ASC Topic 606. As the performance obligations under the Original Torii Agreement had been fully satisfied, the Company was not required to adjust revenue previously recognized.
Peramivir Injection (RAPIVAB, RAPIACTA, PERAMIFLU)
U.S. Department of Health and Human Services (“HHS”)
In September 2024, the HHS awarded the Company up to a $69,388 contract for the procurement of up to 95.6 thousand doses over a five-year period of RAPIVAB (peramivir injection) for the treatment of influenza. The contract, awarded by the HHS Office of the Administration for Strategic Preparedness and Response (“ASPR”), will supply the Center for the Strategic National Stockpile, the nation’s largest supply of life-saving pharmaceuticals and medical supplies for use in a public health emergency. The contract is structured with a 12-month base ordering period and four optional 12-month ordering periods, which the government can exercise on an annual basis. ASPR has executed the first ordering period for $13,878 and the Company plans to supply 19.1 thousand doses to fulfill this option by September 29, 2025.
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
The Company incurred costs related to employee severance, benefits, and related costs which were accounted for as ongoing terminations benefits under ASC Topic 712, Nonretirement Postemployment Benefits. As of December 31, 2023, it was considered probable that payment would be owed and the amount of payment was considered to be reasonably estimable, which resulted in the recognition of $3,380 of costs related to the workforce reduction during the year ended December 31, 2023, of which $3,026 was recognized in research and development expenses and $354 was recognized in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. As of September 30, 2024, $3,374 of the costs were paid, and the remaining $6 are included within accrued expenses on the Condensed Consolidated Balance Sheet. The remaining unpaid costs are expected to be disbursed during the period of October 1, 2024 through December 31, 2024.
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

The following table summarizes the accrued liability activity recorded in connection with the workforce reduction for the three and nine months ended September 30, 2024 (in thousands):

Balance at December 31, 2023	$3,380
Workforce reduction expense recorded during the three months ended March 31, 2024	1,264
Amounts paid during the three months ended March 31, 2024	(3,168)
Balance at March 31, 2024	$1,476
Workforce reduction expense recorded during the three months ended June 30, 2024	—
Amounts paid during the three months ended June 30, 2024	(1,179)
Balance at June 30, 2024	$297
Workforce reduction expense recorded during the three months ended September 30, 2024	—
Amounts paid during the three months ended September 30, 2024	(291)
Balance at September 30, 2024	$6
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to the financial statements and other disclosures included in this report (including the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and the “Risk Factors” section in Part II, Item 1A of this report).
Overview
We are a global biotechnology company with a deep commitment to improving the lives of people living with hereditary angioedema (“HAE”) and other rare diseases. We leverage our expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and protein therapeutics to target difficult-to-treat diseases. In addition to these discovery and development efforts, our business strategy includes the efficient commercialization of these drugs in the United States and certain other regions upon regulatory approval. By focusing on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
Products and Product Candidates
ORLADEYO® (berotralstat)
ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of HAE attacks. ORLADEYO is approved in the United States and other global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older. In addition, the ongoing APeX-P clinical trial, which is complete through the primary endpoint, is continuing to assess an oral granule formulation of ORLADEYO in pediatric patients who are 2 to <12 years of age.
We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and more than three and a half years of commercialization experience with ORLADEYO, we anticipate that the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect approximately 80 percent of our revenue at peak to come from the United States. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part II, Item 1A of this report for further discussion of these risks.
Revenue from sales of ORLADEYO for the three and nine months ended September 30, 2024 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We monitor and analyze this data on an ongoing basis as we continue to commercialize ORLADEYO.
Netherton Syndrome (BCX17725)
BCX17725 is a potent and selective investigational protein therapeutic KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying treatment for people with Netherton syndrome. Netherton syndrome is a serious, rare, lifelong genetic disorder affecting the skin, hair, and immune system, caused by lack of normal function of a natural inhibitor of KLK5. People with Netherton syndrome often have red, scaly, inflamed skin, fragile hair, and are more likely to develop skin infections, allergies, asthma and eczema. Netherton syndrome can be life-threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there are no approved treatments for Netherton syndrome.

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
Complement Program
The goal of our overall complement program is to advance first-in-class and/or best-in-class compounds across multiple pathways in the complement system to treat complement-mediated diseases. We are pursuing oral medicines and protein therapeutics directed at targets across the classical, lectin, terminal, and alternative pathways of the complement system, including the therapies listed below.
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
RAPIVAB®/RAPIACTA®/PERAMIFLU® (peramivir injection)
RAPIVAB (peramivir injection) is approved in the United States for the treatment of acute uncomplicated influenza for patients six months and older. Since the 2009 H1N1 pandemic, RAPIVAB has been an important component of the U.S. Government’s influenza preparedness efforts. Peramivir injection is also approved in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA), and Korea (PERAMIFLU).
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
On August 5, 2024, we also announced that we remain on track to submit a regulatory filing in 2025 to expand the ORLADEYO label to enable children as young as two years of age to receive an oral granule formulation of ORLADEYO. ORLADEYO would be the first oral prophylactic therapy for children with HAE.
On September 6, 2024, we announced the presentation of six posters, including the first interim data from APeX-N, a European multi-center observational study assessing the safety (primary objective), effectiveness and quality of life (secondary objectives) of berotralstat 150 mg in routine clinical use. We also presented new data highlighting the value of shared decision making between healthcare providers and their HAE patients to provide optimal patient outcomes.
On October 14, 2024, we announced new real-world evidence on the use of ORLADEYO demonstrating that patients with HAE in the United States experience significant reductions in healthcare resource utilization, including significant reductions in hospitalizations, emergency room visits and use of on-demand therapies, after beginning treatment with ORLADEYO.
On October 24, 2024, we announced new real-world comparative research on the use of ORLADEYO that found high rates of adherence and persistence for ORLADEYO, similar to the rates observed with two other long-term prophylactic (“LTP”) therapies for HAE. We also announced new real-world evidence showing statistically significant and sustained HAE attack rate reductions after initiating ORLADEYO in patients with HAE, regardless of their C1-inhibitor deficiency status, and new findings from an HAE patient survey confirming patient preference for an oral LTP therapy.
On November 4, 2024, we announced that since launch, approximately half of patients who have started ORLADEYO have switched from another prophylactic therapy. We have begun the observational Phase 4 APeX-T study, designed to generate real-world data to inform physicians on the best individual approaches to support transition to ORLADEYO.
Netherton Syndrome
On August 5, 2024, we reaffirmed that we expected to advance BCX17725 into the clinic by the end of 2024. On October 2, 2024, we announced the enrollment of the first participant in a Phase 1 trial evaluating BCX17725 for people with Netherton syndrome.
On November 4, 2024, we announced that we expect initial data from the BCX17725 program in 2025.
Avoralstat
On August 5, 2024, we reaffirmed that we plan to advance avoralstat into a clinical trial of patients with DME in 2025.

Complement-Mediated Diseases
BCX10013
On August 5, 2024, we announced that we completed our clinical evaluation of BCX10013. The drug was safe and well tolerated at all doses studied; however, the level of clinical activity observed was less than other therapies on the market, and potential partners have declined to make the additional investment required to evaluate higher doses. We plan to discontinue development, consistent with our previously announced plans.
RAPIVAB (peramivir injection)
On September 30, 2024, we announced that the U.S. Department of Health and Human Services (the “HHS”) awarded us up to a $69 million contract (the “HHS Contract”) for the procurement of up to 95,625 doses over a five-year period of RAPIVAB for the treatment of influenza.
The HHS Contract, awarded by the HHS Office of the Administration for Strategic Preparedness and Response (“ASPR”), will supply the Center for the Strategic National Stockpile, the nation’s largest supply of life-saving pharmaceuticals and medical supplies for use in a public health emergency. The HHS Contract is structured with a 12-month base ordering period and four optional 12-month ordering periods, which the government can exercise on an annual basis. ASPR has executed the first ordering period for $13.9 million, and we plan to supply 19,125 doses to fulfill this option between now and September 29, 2025.
Results of Operations (three months ended September 30, 2024 compared to the three months ended September 30, 2023)
For the three months ended September 30, 2024, total revenues were $117.1 million as compared to $86.7 million for the three months ended September 30, 2023. The increase in total revenues was due to a $30.6 million increase in ORLADEYO net revenue, including royalties, primarily due to an increase in direct sales of ORLADEYO.
Cost of product sales for the three months ended September 30, 2024 and 2023 was $3.2 million and $1.1 million, respectively. The increase in cost of product sales was primarily due to an increase in ORLADEYO sales and an increase in the inventory reserve in the current year period.
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023
Research and development expenses by program:
Berotralstat	$13,151	$10,758
Factor D Program	4,542	18,245
Other research, preclinical and development costs	23,388	17,876
Total research and development expenses	$41,081	$46,879
Research and development expenses decreased to $41.1 million for the three months ended September 30, 2024 from $46.9 million for the three months ended September 30, 2023, primarily due to a decrease in Factor D program expenses. The decrease in Factor D program expenses was primarily attributed to the discontinuation of the BCX10013 program. This decrease in research and development expenses was partially offset by increased spending on berotralstat due to our ORLADEYO APeX-P clinical trial and increased spending on other research, preclinical and development costs. Other research, preclinical and development costs increased due to increased spending on avoralstat for investigational new drug application-enabling activities and increased investments to advance our other early-stage discovery programs. Further, there was an increase in stock-based compensation expense as a result of the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy (the “Retirement Policy”) adopted in July 2024.
Selling, general and administrative expenses for the three months ended September 30, 2024 were $65.1 million compared to $50.6 million for the three months ended September 30, 2023. The increase was primarily due to an increase in commercial expenses to support our growing revenue as well as our newly launched regions and expanded international operations. Further, there was an increase in general and administrative expenses to support our commercial growth and an increase in stock-based compensation expense as a result of the Retirement Policy adopted in July 2024.
Interest expense for the three months ended September 30, 2024 was $24.8 million compared to $27.3 million for the three months ended September 30, 2023. The decrease in interest expense was primarily due to the decrease in the effective interest rate related to the 2021 RPI Royalty Purchase Agreement (as defined in “Note 6—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report).
Interest expense for the three months ended September 30, 2024 was primarily comprised of $14.0 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $10.7 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement (as defined below). Interest expense for the three months ended September 30, 2023 was primarily comprised of $17.3 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $9.9 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement.
For the three months ended September 30, 2024, interest income was $3.6 million compared to $4.2 million for the three months ended September 30, 2023. Net foreign currency gains were $0.1 million for the three months ended September 30, 2024 compared to losses of $0.7 million for the three months ended September 30, 2023.
For the three months ended September 30, 2024, income tax expense was $0.6 million compared to $0.3 million for the three months ended September 30, 2023. The increase in income tax expense was primarily due to the decrease in net loss for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Results of Operations (nine months ended September 30, 2024 compared to the nine months ended September 30, 2023)
For the nine months ended September 30, 2024, total revenues were $319.2 million compared to $238.0 million for the nine months ended September 30, 2023. The increase in total revenues was due to a $78.4 million increase in ORLADEYO net revenue, including royalties, primarily due to an increase in direct sales of ORLADEYO, and an increase in other revenues of $2.8 million, primarily due to an increase in royalties for sales of peramivir and an increase in direct sales of RAPIVAB.
Cost of product sales for the nine months ended September 30, 2024 and 2023 was $6.2 million and $2.9 million, respectively. The increase in cost of product sales was primarily due to an increase in ORLADEYO sales and an increase in the inventory reserve in the current year period.
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Research and development expenses by program:
Berotralstat	$38,255	$29,931
Factor D Program	20,579	70,064
Other research, preclinical and development costs	66,363	46,519
Total research and development expenses	$125,197	$146,514
Research and development expenses decreased to $125.2 million for the nine months ended September 30, 2024 from $146.5 million for the nine months ended September 30, 2023, primarily due to a decrease in Factor D program expenses. The decrease in Factor D program expenses was primarily attributed to decreased spending on BCX10013 and the discontinuation of the BCX9930 program. These reductions to research and development expenses were partially offset by increased spending on berotralstat due to our ORLADEYO APeX-P clinical trial and increased spending on other research, preclinical and development costs. Other research, preclinical and development costs increased due to increased spending on BCX17725 and avoralstat for investigational new drug application-enabling activities and increased investments to advance our other early-stage discovery programs. Further, there was an increase in stock-based compensation expense as a result of the Retirement Policy adopted in July 2024.

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $185.7 million compared to $149.5 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in commercial expenses to support our growing revenue as well as our newly launched regions and expanded international operations. Further, there was an increase in general and administrative expenses primarily attributed to an increase in headcount and consulting spend to support our accounting function, an increase in information technology and human resources costs to support our commercial growth and an increase in stock-based compensation expense as a result of the Retirement Policy adopted in July 2024.
Interest expense for the nine months ended September 30, 2024 was $74.1 million compared to $83.7 million for the nine months ended September 30, 2023. The decrease in interest expense was primarily due to the decrease in the effective interest rate related to the 2021 RPI Royalty Purchase Agreement (as defined in “Note 6—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), partially offset by an increase in interest expense associated with the interest accrued on the Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement, which was funded on April 17, 2023.
Interest expense for the nine months ended September 30, 2024 was primarily comprised of $42.5 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $31.3 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement. Interest expense for the nine months ended September 30, 2023 was primarily comprised of $56.1 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations, $17.8 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement, and $9.5 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Athyrium Credit Agreement (as defined below).
For the nine months ended September 30, 2024, interest income was $11.2 million compared to $11.3 million for the nine months ended September 30, 2023. Net foreign currency losses were less than $0.1 million for the nine months ended September 30, 2024 compared to $0.7 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, loss on extinguishment of debt associated with the repayment of the term loans under the Athyrium Credit Agreement was $29.0 million.
For the nine months ended September 30, 2024, income tax expense was $1.1 million compared to $1.7 million for the nine months ended September 30, 2023. The decrease in income tax expense is primarily due to an increase in the amortization deduction related to capitalized research and development costs and the reversal of certain tax timing differences.
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
On April 17, 2023, we entered into a $450.0 million Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300.0 million (the “Tranche A Loan”), which was funded on April 17, 2023. We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay transaction costs and fees, and we used the remaining net proceeds of approximately $25.8 million for other general corporate purposes. The Pharmakon Loan Agreement also provided for three additional term loan tranches in principal amounts of $50.0 million each, which we could have requested, at our option, on or prior to September 30, 2024. We did not request any of the additional term loan tranches. The maturity date of the Pharmakon Loan Agreement is April 17, 2028.
The Pharmakon Loan Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions. These covenants could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of September 30, 2024, we were in compliance with the negative covenants under the Pharmakon Loan Agreement. See “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
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
Our principal sources of liquidity at September 30, 2024 were approximately $96.8 million in cash and cash equivalents and approximately $252.6 million in investments considered available-for-sale.
Cash Flows
The following table summarizes our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(46,807)	$(86,223)
Investing activities	34,796	(103,025)
Financing activities	(1,740)	35,658
Effect of exchange rate on cash, cash equivalents, and restricted cash	368	(160)
Net decrease in cash, cash equivalents and restricted cash	$(13,383)	$(153,750)
Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities of $46.8 million consisted primarily of a net loss of $62.1 million and $76.0 million of changes in operating assets and liabilities, primarily due to a decrease in accounts payable and accrued expenses and an increase in receivables, partially offset by $91.2 million of non-cash items, including $53.6 million of non-cash interest expense and $44.1 million of stock-based compensation expense.
During the nine months ended September 30, 2023, net cash used in operating activities of $86.2 million consisted primarily of a net loss of $164.8 million and $50.5 million of changes in operating assets and liabilities, primarily due to a decrease in accounts payable and accrued expenses and increases in prepaid expenses and other assets, receivables, and inventory, partially offset by $129.1 million of non-cash items, including $66.3 million of non-cash interest expense, $39.1 million of stock-based compensation expense, and the loss on extinguishment of debt associated with the repayment of the term loans under the Athyrium Credit Agreement of $29.0 million.
Investing Activities
During the nine months ended September 30, 2024, net cash provided by investing activities of $34.8 million primarily related to maturities of investment securities, partially offset by purchases of investment securities.

During the nine months ended September 30, 2023, net cash used in investing activities of $103.0 million primarily related to purchases of investment securities, partially offset by maturities of investment securities.
Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities of $1.7 million primarily consisted of withholding taxes paid on stock-based awards and principal payments on finance lease liabilities, partially offset by net proceeds from common stock issued under stock-based compensation plans.
During the nine months ended September 30, 2023, net cash provided by financing activities of $35.7 million primarily consisted of net proceeds from the Pharmakon Loan Agreement and net proceeds from common stock issued under stock-based compensation plans, partially offset by the repayment of the secured term loans under the Athyrium Credit Agreement.
Plan of Operation and Future Funding Requirements
We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, and contracting with other parties to conduct certain research and development projects. In addition, we reduced the size of our research and development organization and postponed previously planned capital expenditures at our Discovery Center in Alabama in January 2024, which we believe is helping accelerate our path to profitability.
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
Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including the development progress of our collaborative agreements for our product candidates, the amount of funding or assistance, if any, we receive from new partnerships with third parties for the development and/or commercialization of our products and product candidates, the amount and timing of funding we receive, if any, from U.S. Government contracts, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates, the success of our commercialization efforts for, and market acceptance of, our products, and the overall progression of our other programs.
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. We have no immediate intentions to access the capital markets, and we did not draw down the additional debt available to us under the Pharmakon Loan Agreement. However, we have sustained operating losses for the majority of our corporate history and expect that our total 2024 expenses (including stock-based compensation expense) will exceed our total 2024 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1)

out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (2) royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change our overhead structure; and/or (6) securing U.S. Government funding of our programs, including obtaining procurement contracts. We may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our research and development and commercial expenses; and key developments and regulatory events and our decisions in the future.
Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•market acceptance of approved products and successful commercialization of such products by either us or our partners;
•our ability to perform under any government contracts and to receive reimbursement and stockpiling procurement contracts;
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

Critical Accounting Estimates
We have established various accounting policies that govern the application of U.S. GAAP, which were utilized in the preparation of our condensed consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have or are reasonably likely to have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.
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
Product Sales, Net
Our principal sources of product sales are sales of ORLADEYO, which we began shipping to patients in December 2020 and sales of peramivir. In the United States, we generally ship ORLADEYO directly to patients through a single specialty pharmacy, which is considered our customer. In the European Union, United Kingdom, Canada, Latin America, and elsewhere, we sell ORLADEYO to specialty distributors as well as to hospitals and pharmacies, which collectively are considered our customers.
We recognize revenue for sales when our customers obtain control of the product, which generally occurs upon delivery. For ORLADEYO, we classify payments to our specialty pharmacy customer for certain services provided by this customer as selling, general and administrative expenses to the extent such services provided are determined to be distinct from the sale of our product.
Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs, and (iv) product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or as a current liability. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from our specialty pharmacy. These customers purchase our product under contracts negotiated between them and our specialty pharmacy. The specialty pharmacy, in turn, charges back to us the difference between the price that the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price with us. We estimate chargebacks and adjust gross product revenues and establish a current liability based on the estimates at the time revenues are recognized.
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
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and third-party vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. When evaluating the adequacy of accrued expenses, we consider facts and circumstances known to us at the time, which can include assumptions such as expected patient enrollment, site activation and estimated project duration. Examples of estimated accrued research and development expenses include (i) fees paid to CROs in connection with preclinical and toxicology studies and clinical trials, (ii) fees paid to investigative sites in connection with clinical trials, (iii) fees paid to contract manufacturers in connection with the production of our raw materials, drug substance, drug products, and product candidates, and (iv) professional fees.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Pharmakon Loan Agreement. The Tranche A Loan under the Pharmakon Loan Agreement accrues interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 7.00% or, for each quarterly interest period in which a Pharmakon PIK Interest Payment (as defined in “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) is made, SOFR plus 7.25%. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Tranche A Loan. For the three months ended September 30, 2024, interest was accrued at an effective rate of 13.34% on the $300.0 million borrowing under the Pharmakon Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound, and our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the nine months ended September 30, 2024, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, Swedish Krona, and Norwegian Krone. Additionally, we have operations in Canada and have foreign currency exposure relative to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the nine months ended September 30, 2024; however, we may do so in the future.
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
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
The material weakness that we reported last quarter has been remediated.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Since our inception, we have not achieved sustained profitability. Our expectations as to when we may achieve profitability may change based upon our ability to execute our commercialization goals and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Our beliefs and projections regarding the attainment of our financial goals may differ from actual results based on market factors like competition, patient and physician acceptance of our products, reimbursement levels, or on our ability to execute our operational and budget plans, including management’s ability to properly forecast our capital allocation needs. To achieve and maintain profitability, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approvals, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO under the Royalty Purchase Agreements (as defined in “Note 6— Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), may reduce the profitability of such products.
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
To receive the regulatory approvals necessary for the commercial sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy and safety, failure to demonstrate adequate benefit-risk balance, failure to achieve a commercially attractive and competitive product label, failure to achieve approval in commercially attractive indications, the occurrence of adverse events that are severe or medically or commercially unacceptable, our or our partners’ failure to comply with trial protocols, applicable regulatory requirements, or industry standards, or a determination by the U.S. Food and Drug Administration (the “FDA”) or any comparable foreign regulatory authority that a product candidate may not continue development or be approved in accordance with our development plans or at all. We cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all, or that the results of such trials will be sufficient to support regulatory approval for our product candidates.
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving predetermined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs, including our complement program and our other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part I, Item 2 of this report), could result in delays in, modifications to, or discontinuations of our trials or require the performance of additional unplanned trials. For example, dose-related observations in a BCX10013 nonclinical study reported in 2023 delayed the clinical program. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs, such as we experienced with BCX9930 in 2022 prior to discontinuing its development later that year. In addition, the development plans for our product candidates, including our clinical trials, may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results.

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
•we or our partners may decide, or be required by regulatory authorities, to pause enrollment in, suspend, or terminate clinical research for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, noncompliance with regulatory requirements or their standards of conduct or evolving guidance, or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;
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
In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital if and when needed may be limited and may greatly depend upon our sustained success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for our complement program for diseases of the complement system and other rare disease product candidates (including the additional therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part I, Item 2 of this report), as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, geopolitical instability, or public health emergencies (such as the COVID-19 pandemic), may restrict our future flexibility to raise capital if and when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information about our liquidity risks and capital requirements.
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, potential U.S. Government shutdowns, the presidential election in the United States, geopolitical instability, actual or threatened public health emergencies, outbreaks of disease, epidemics or pandemics (such as the COVID-19 pandemic). Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
•possible termination or non-renewal of a material agreement by the third party at a time that is costly or inconvenient to us; and
•lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs, particularly associated with ORLADEYO, peramivir and our early-stage compounds.
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
Commercialization of our products by us and our partners is subject to the potential commercialization risks described herein and numerous additional risks. Any potential revenue benefits to us, including in the form of milestone payments, royalties or other consideration, are highly speculative.
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
•the commercial demand for and acceptance of our products by healthcare providers and by patients may not be sufficient to result in substantial product revenues to us or to our partners and may result in little to no revenue, milestone payments, or royalties to us;
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
We are responsible for reporting adverse drug experiences, have responsibility for certain post-approval studies, and may have responsibilities and costs related to a recall or withdrawal of our products from sale in the jurisdictions in which they are approved. We may also incur liability associated with product manufacturing contracted by us or in support of any of our partners. We are required to maintain records and provide data and reports to regulatory agencies related to our products (e.g., risk evaluation and mitigation strategies, track and trace requirements, and adverse events), and we may incur certain promotional regulatory and government pricing risks, all of which could have a material adverse impact on our operations and financial condition. Similar responsibilities would apply upon regulatory approval of any of our other product candidates currently under development.
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

The FDA and foreign regulatory authorities may also impose post-approval commitments on us for approved products, which we may not complete successfully or on time for any number of reasons, including, but not limited to, lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. We are currently subject to certain post-approval commitments and evolving FDA guidance. If we fail to comply with any post-approval legal and regulatory requirements, we could be subject to penalties, and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of our products and any other future product candidates may be subject to requirements for costly post-approval testing and surveillance to monitor their safety or efficacy or certain post-approval labeling, packaging and storage requirements.
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
We cannot be sure whether additional legislation or rule-making related to the IRA will be issued or enacted, how insurance pharmacy benefit managers and other insurance providers that manage benefits for Medicare recipients will react to the IRA, or what impact, if any, such changes will have on the insurance coverage and profitability of our products or any of our product candidates, if approved for commercial use, in the future. The effect of the IRA on our business and the healthcare industry in general is not yet known. The IRA or other government efforts to reduce the price of prescription drugs or to limit the amount that governments pay for healthcare products and services could result in additional pricing pressure and have a significant impact on our business.
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
Risks Relating to Contractual Arrangements
We face risks related to our government contracts, which may create a disadvantage and additional risks to us.
In September 2024, we entered into a contract with HHS for the procurement of up to 95,625 doses over a five-year period of RAPIVAB for the treatment of influenza. There can be no assurance that we or our manufacturers will be able to fully meet the demand for RAPIVAB with respect to this or any future arrangement.
We had contracts with the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases within HHS (“NIAID/HHS”) for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we became subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement. While all government funding for galidesivir expired in 2022, we may still face risks related to our U.S. Government contracts pending final close out of these contracts.
U.S. Government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts, and which may create a disadvantage and additional risks to us as compared to competitors that do not have U.S. Government contracts. As a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies, and we could suffer serious harm to our reputation if allegations of impropriety were made against us. We could be subject to severe penalties, including legal actions and liabilities, in the event that we are unable to comply with delivery requirements or any other provision of a government contract.
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
On April 17, 2023, we entered into the $450.0 million Pharmakon Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders, and closed on an initial term loan thereunder in the principal amount of $300.0 million. As of September 30, 2024, we had an outstanding principal balance under the Pharmakon Loan Agreement of $323.7 million, inclusive of the Pharmakon PIK Interest Payments (as defined in “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report). Under the Pharmakon Loan Agreement, we will be required to pay to Pharmakon, for the account of the lenders, a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses set forth in the Pharmakon Loan Agreement in the event that we prepay, or are required to prepay, voluntarily or pursuant to a mandatory prepayment obligation under the Pharmakon Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Pharmakon Loan Agreement, in each case, subject to certain exceptions set forth in the Pharmakon Loan Agreement.
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
A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. An event of default will also occur if, among other things, we fail to pay amounts due under the Pharmakon Loan Agreement, we fail to repay certain other indebtedness having an aggregate principal amount in excess of a threshold amount, an insolvency event occurs with respect to us, judgments for the payment of money in excess of a threshold amount are entered into against us, a material adverse change in our business, assets, properties, liabilities, or condition occurs, or a material impairment of our ability to perform our obligations under the Pharmakon Loan Agreement occurs, certain negative regulatory events occur, including, without limitation, certain withdrawal events with respect to ORLADEYO, or we fail to make required payments under our Royalty Purchase Agreements. In the case of a continuing event of default under the Pharmakon Loan Agreement, the lenders under the Pharmakon Loan Agreement could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted to the lenders a security interest, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Pharmakon Loan Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets. Because substantially all of our assets are pledged to secure the Pharmakon Loan Agreement obligations, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

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
•natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease, epidemics or pandemics (e.g., the COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;
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
We are increasingly dependent on information technology systems to operate our business. In addition, the FDA and comparable foreign regulatory authorities regulate, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. Like other companies in our industry, our information technology systems and infrastructure (as well as those of our third-party providers) and our lab equipment and operations technology may be vulnerable to cyber incidents, intrusions, and other similar activities that threaten the confidentiality, integrity, and availability of our information. These threats come from a variety of sources, including by computer hackers, foreign governments, foreign companies, or competitors, or may be breached by employee error, malfeasance or other disruption. These threats are prevalent, continue to rise, and are becoming increasingly difficult to detect. Recently, there have been reports of disruptions in billing and data systems in healthcare (e.g., the cybersecurity incident affecting Change Healthcare in February 2024). Such cybersecurity events which materially disrupt the healthcare system upon which our business relies could adversely affect our business if such disruption is widespread and continues for an extended period of time.
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
Similarly, the increasing use of AI and machine learning technology in the biopharmaceutical industry presents new risks and challenges. The use of AI-based software may lead to the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property, cause us to incur liabilities as the result of any breaches of confidentiality or impact our ability to comply with data security and privacy laws. Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations. In addition, we rely on third-party service providers and technologies to operate significant information technology systems and business infrastructure, and we currently use these providers to perform business critical information technology and business services. Supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been or will not be compromised.
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
Other Operational Risks
Health epidemics or pandemics could materially adversely affect our business, operations, clinical development or commercialization plans and timelines, or that of third parties with whom we conduct business, including, without limitation, our development partners, manufacturers, CROs, and others, as well as the regulatory and government agencies with whom we work.
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
In addition, our clinical trials were affected by the COVID-19 pandemic and we may experience similar delays or interruptions due to health epidemics or pandemics in the future, which could adversely impact our clinical trial operations. Health epidemics or pandemics could also affect the operations of regulators and other health and governmental authorities, which could result in delays of reviews and approvals, inspections, or other regulatory activities, including as we continue to expand internationally and bring ORLADEYO to additional global markets.
The global impact of a health epidemic or pandemic, such as the COVID-19 pandemic, could also materially affect global economies and financial markets, which could reduce our ability to access the equity or debt capital markets or obtain other sources of capital if needed, which could negatively affect our liquidity. In addition, a recession or market correction could materially affect our business and the value of our common stock. Health epidemics or pandemics could also have the effect of heightening many of the other risks described in this report.
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of inflation, increased interest rates, disruption or instability in the banking industry, foreign exchange rate fluctuations, potential U.S. Government shutdowns, instability in connection with the presidential election in the United States, geopolitical instability, actual or threatened public health emergencies, or outbreaks of disease, epidemics or pandemics (such as the COVID-19 pandemic). The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2024, the 52-week range of the market price of our stock was from $4.03 to $8.88 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
If we fail to maintain effective internal control over financial reporting, we may not be able to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, adversely affect our business and operating results and may negatively impact the trading price of our common stock.

As a public company, we are required to maintain effective internal control over financial reporting and effective disclosure controls and procedures. If we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls and procedures are effective. A material weakness, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In 2023, we identified and timely reported two material weaknesses in our internal control over financial reporting, which management determined to be subsequently remediated as of December 31, 2023 and September 30, 2024, respectively.

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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2024, there were 207,132,571 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of October 31, 2024, there were 38,418,320 stock options and restricted stock units outstanding and 12,456,834 shares available for issuance under our Amended and Restated Stock Incentive Plan, 5,960,671 stock options and restricted stock units outstanding and 1,776,682 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,042,369 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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
A wide variety of events beyond our control, such as natural disasters (including as a result of climate change), epidemic or pandemic disease outbreaks (such as the COVID-19 pandemic), trade wars, armed conflict, political unrest, government shutdowns, instability in connection with the presidential election in the United States, or other events could disrupt our business or operations or those of our development partners, manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains or trade to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See, for example, “Risk Factors—Risks Relating to Our Business—Other Operational Risks—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.” In addition, other events, such as the Ukraine-Russia and Middle East conflicts, or rising tensions between China and Taiwan, could adversely impact our business. For example, the conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyber-attacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.
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

Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., effective January 16, 2024. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 18, 2024.

(10.1)*	BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, effective July 1, 2024, as updated October 31, 2024.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

( )	Filed herewith.
*	Management contract.
**
The certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November, 2024.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer and Interim Principal Accounting Officer)