Form 10-K
period 2024-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2025-02-25
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant estimates that the aggregate market value of the Common Stock on June 30, 2024 (based upon the closing price shown on the Nasdaq Global Select Market on June 30, 2024) held by non-affiliates was $1,264,650,517.
The number of shares of Common Stock, par value $0.01, of the registrant outstanding as of February 20, 2025 was 208,960,020 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed in connection with the solicitation of proxies for its 2025 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 under Part III hereof.

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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX17725, avoralstat, and early-stage discovery programs (including our complement inhibitors), and our plans and anticipated timing regarding the same;
•our discovery and commercialization of best-in-class and first-in-class medicines;
•the timing and success of our commercialization of ORLADEYO in the United States and elsewhere and expectations regarding the commercial market for ORLADEYO;
•the potential for government stockpiling orders of our products and product candidates, including the timing or likelihood of entering into any U.S. Government stockpile order, the likelihood of the U.S. Government exercising any options under our current procurement contract, and our ability to execute any such order;
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
•the timing or likelihood of regulatory filings (including with respect to the ORLADEYO pediatric program) or regulatory agreements, deferrals, approvals, and other decisions;
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
•We have incurred losses since our inception and may never achieve sustained profitability.
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
•The Pharmakon Loan Agreement (as defined below) contains conditions and restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay our outstanding indebtedness under the Pharmakon Loan Agreement earlier than we expect if a prepayment event or an event of default occurs, including, but not limited to, a material adverse change with respect to us, which could have a material adverse effect on our business.
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
•If our facilities, or the facilities of our third-party vendors, incur damage or power is lost for a significant length of time, our operations will be disrupted, which will adversely affect our business.
•Cyber incidents and related disruptions in our or our third-party vendors’ information technology systems, as well as challenges with properly managing artificial intelligence, could adversely affect our business.
•Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.
•If we fail to retain our existing key personnel, or fail to attract and retain additional key personnel, the development of our product candidates, the commercialization of our products, and the related expansion of our business will be delayed or stopped.

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

PART I
ITEM 1.    BUSINESS
Our Business
We are a global biotechnology company with a deep commitment to improving the lives of people living with hereditary angioedema (“HAE”) and other rare diseases. We leverage our expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and injectable protein therapeutics to target difficult-to-treat rare diseases. Structure-guided drug design is a drug discovery approach by which we design synthetic compounds from detailed structural knowledge of the active sites of targets associated with particular diseases. We use X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the protein targets that control cellular biology. Our goal generally is to design a compound that will fit in the active site of a protein target and thereby prevent its activity. Once a product candidate has been identified and selected through these discovery efforts, our experienced team aims to advance such product candidate through the clinical development process to secure the regulatory approvals necessary for commercial sale.
In addition to these discovery and development efforts, our business strategy includes the successful commercialization of these drugs, as well as self-funding all of these efforts by achieving and increasing profitability. By focusing primarily on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization. Molecules from our discovery efforts that are commercially available or that are in active development are summarized in the table below and are discussed in further detail under “Products and Product Candidates” in this “Part I—Item 1—Business” section of this report.

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights*

ORLADEYO® (berotralstat)	Oral Serine Protease Inhibitor Targeting Kallikrein (once-daily oral capsule treatment)	Hereditary Angioedema	Approved (United States and multiple global markets)	BioCryst (worldwide)

	Oral Serine Protease Inhibitor Targeting Kallikrein (once-daily oral granules treatment for patients who are 2 to 11 years of age)	Hereditary Angioedema	Phase 3	BioCryst (worldwide)

BCX17725	Protein Therapeutic	Netherton Syndrome	Phase 1	BioCryst (worldwide)

Avoralstat	Ocular Plasma Kallikrein Inhibitor	Diabetic Macular Edema	Preclinical	BioCryst (worldwide)

RAPIVAB® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute Uncomplicated Influenza	Approved (United States, Australia & Canada)	BioCryst (worldwide, except Japan, Taiwan, Korea and Israel)

RAPIACTA® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated Seasonal Influenza	Approved (Japan & Taiwan)	Shionogi & Co., Ltd. (Japan & Taiwan)

PERAMIFLU® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated Seasonal Influenza	Approved (Korea)	Green Cross Corporation (Korea)
*     See “Business—Collaborations and In-License Relationships” for a description of our relationships with third parties regarding our products and product candidates.

In addition to the molecules referenced in the table above, we are pursuing medicines directed at other targets across the classical, lectin and alternative pathways of the complement system. See “Business—Products and Product Candidates” below for additional details.
Business Strategy
Our business strategy is threefold: to serve patients and to create stockholder value by (i) focusing our discovery and development efforts on potential first-in-class or best-in-class oral small-molecule and injectable protein therapeutics to target difficult-to-treat rare diseases, (ii) successfully commercializing these drugs, and (iii) self-funding all of these efforts by achieving and increasing profitability. By focusing primarily on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
We select disease targets and product candidates in which an orally-administered small-molecule or an injectable protein therapeutic has the potential to be best-in-class or would be the first to market. We strive to advance our product candidate portfolio from discovery to commercial markets efficiently by utilizing a small group of talented and highly-skilled employees working in conjunction with strategic outsource partners. We are unique in our approach to treat difficult-to-treat rare diseases with orally-administered small molecules and with injectable protein therapeutics, each identified by utilizing crystallography and structure-guided drug design. The principal elements of our strategy are:
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
Products and Product Candidates
ORLADEYO (berotralstat)

ORLADEYO is an oral capsule, once-daily therapy discovered and developed by us for the prevention of HAE attacks. HAE is a rare, severely debilitating and potentially fatal genetic condition with an estimated prevalence of between 1 in 33,000 to 1 in 67,000 people. HAE symptoms include recurrent episodes of edema in various locations, including the hands, feet, face, genitalia and airway. Airway swelling is particularly dangerous and can lead to death by asphyxiation. In addition, patients often have bouts of severe abdominal pain, nausea and vomiting caused by swelling in the intestinal wall. By inhibiting plasma kallikrein, ORLADEYO suppresses bradykinin production. Bradykinin is the mediator of acute swelling attacks in HAE patients.

ORLADEYO was approved by the U.S. Food and Drug Administration (“FDA”) in December 2020 for prophylaxis to prevent attacks of HAE in adults and pediatric patients 12 years and older, and we subsequently received regulatory approvals for ORLADEYO in other global markets. In addition, the ongoing APeX-P clinical trial, which is complete through the primary endpoint, is continuing to assess an oral granule formulation of ORLADEYO in pediatric patients who are 2 to 11 years of age. Our specialty pharmacy provider for ORLADEYO in the United States began shipping ORLADEYO to patients with a prescription in the United States in December 2020. Through EMPOWER Patient Services, administered by our specialty pharmacy provider, we aim to streamline access to therapy by providing each HAE patient and their healthcare provider with a single point of contact for access to ORLADEYO. A dedicated care coordinator supports access for each patient with comprehensive financial support tools and reimbursement support.
We have entered into a number of collaborations with commercial partners to help support the global commercialization of ORLADEYO. See “Collaborations and In-License Relationships” below for a description of our relationships with these partners.

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

On May 6, 2024, we announced that enrollment is complete in the APeX-P trial evaluating ORLADEYO in pediatric HAE patients who are 2 to 11 years of age. We believe data from the trial will support a regulatory filing in 2025 to expand the ORLADEYO label to enable children as young as two years of age to receive ORLADEYO.

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

On November 18, 2024, we announced that the Health Services Executive in Ireland recommended ORLADEYO for the routine prevention of recurrent attacks of HAE in eligible patients 12 years and older.
On February 12, 2025, we announced that Infarmed in Portugal has recommended ORLADEYO for the routine prevention of recurrent attacks of HAE in eligible patients 12 years and older. With this recommendation, ORLADEYO is now reimbursed in all major countries in Western Europe, except the Netherlands, which is expected in the first half of 2025.
On February 24, 2025, we announced that a new market tracking survey of 60 HAE treaters showed that 97 percent are considering prescribing ORLADEYO and 59 percent (up from 26 percent 18 months prior) of current prescribers indicate they are extremely likely to prescribe for more of their patients. In addition, we announced that additional real-world studies with ORLADEYO show statistically significant HAE attack rate reductions experienced by patients with C1-inhibitor deficiency and normal C1-inhibitor levels and function. Patient-reported outcomes also showed willingness to change long-term prophylaxis and improved treatment satisfaction across varying levels of attack frequency and severity after ORLADEYO initiation.
On February 24, 2025, we also announced that we are on track to submit a new drug application in 2025 to the U.S. Food and Drug Administration to expand the ORLADEYO label to children with HAE aged 2 to 11 using an oral granule formulation. Additional regulatory filings are planned in global territories, including Europe, Japan and Canada. ORLADEYO would be the first targeted oral prophylactic therapy for children with HAE. In addition, we announced positive results from an interim analysis of the ongoing APeX-P clinical trial evaluating an oral granule formulation of ORLADEYO in pediatric patients with HAE aged 2 to 11.
On each of December 7, 2020 and November 19, 2021, we entered into a Purchase and Sale Agreement with RPI 2019 Intermediate Finance Trust (“RPI”), pursuant to which we sold to RPI the right to receive certain royalty payments from us (the “RPI Royalty Purchase Agreements”). On November 19, 2021, we also entered into a Purchase and Sale Agreement (the “OMERS Royalty Purchase Agreement” and, collectively with the RPI Royalty Purchase Agreements, the “Royalty Purchase Agreements”) with OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”), pursuant to which we sold to OMERS the right to receive certain royalty payments from us. The transactions contemplated under the Royalty Purchase Agreements are referred to herein as the “Royalty Sales.” See “Note 8—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the Royalty Purchase Agreements.
We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and four full years of commercialization experience with ORLADEYO in the United States from 2021 through 2024, we anticipate that the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect approximately 80 percent of our revenue at peak to come from the United States. Based on four full years of commercialization experience with ORLADEYO, we believe there is a seasonal impact to our business in the first quarter of each year due to typical first quarter requirements from payors for prescription reauthorization of specialty products, like ORLADEYO, that can temporarily move patients from paid drug to free product. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part I, Item 1A of this report for further discussion of these risks.
BCX17725 (Netherton syndrome)

BCX17725 is a potent and selective investigational protein therapeutic KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying, treatment for people with Netherton syndrome. Netherton syndrome is a serious, rare, lifelong genetic disorder affecting the skin, hair, and immune system, caused by lack of normal function of a natural inhibitor of KLK5. People with Netherton syndrome often have red, scaly, inflamed skin, fragile hair, and are more likely to develop skin infections, severe food allergies, asthma and eczema. Netherton syndrome can be life-threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there are no approved treatments for Netherton syndrome.

On May 6, 2024, we announced that we expected to advance BCX17725 into the clinic by the end of 2024, and we reaffirmed this plan on August 5, 2024.

On October 2, 2024, we announced the enrollment of the first participant in a Phase 1 trial evaluating BCX17725 for people with Netherton syndrome.

On November 4, 2024, we announced that we expect initial data from the BCX17725 program in 2025, and we reaffirmed this on February 24, 2025.

Avoralstat

We are developing our investigational plasma kallikrein inhibitor, avoralstat, with Clearside Biomedical, Inc.’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema (“DME”). DME is an important cause of vision loss in diabetes and is due to leakage of fluid from the blood vessels in the retina. While current treatments focus on vascular endothelial growth factor (“VEGF”) inhibition, DME can develop from other mechanisms, such as the kallikrein-bradykinin pathway. This is supported by observations that many DME patients have an incomplete response to intravitreal anti-VEGF therapies that are administered every four to eight weeks. Avoralstat targets the kallikrein-bradykinin system on the retinal vascular endothelial cells and may result in less vascular leakage and less edema. Avoralstat, delivered to the suprachoroidal space, is designed to provide high dose levels to the retinal vessels with long-lasting exposure, which could result in less frequent injections and a reduced burden on patients and the healthcare system. See “Note 15—Collaborative and Other Relationships” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our license agreement with Clearside Biomedical, Inc.

On May 6, 2024, we announced our plans to advance avoralstat into a clinical trial of patients with DME in 2025.

On August 5, 2024 and November 4, 2024, we again noted our expected plan to advance avoralstat into a clinical trial of patients with DME in 2025, and we reaffirmed this on February 24, 2025.

On February 24, 2025, we announced that initial clinical data from the avoralstat program is targeted by the end of 2025.
Complement-Mediated Diseases
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
Oral C5 Inhibitor

We are developing an oral C5 inhibitor that could be the first targeted oral therapy with competitive efficacy to currently-approved injected and infused anti-C5 therapies, such as eculizumab and ravulizumab. A drug with this profile could enable patients to switch from infused therapy and address their disease earlier in the treatment paradigm.

Oral C2 Inhibitor

We are developing a classical and lectin pathway complement inhibitor. An oral C2 inhibitor developed by us could be first-in-class and allow patients to switch from infused therapy and address their disease earlier in the treatment paradigm.

Bifunctional Complement Inhibitor

We are developing a bifunctional complement inhibitor anti-C2 monoclonal antibody that could be a first-in-class combined inhibitor of the classical, lectin and alternative pathways of the complement system to treat complex complement-mediated diseases that are influenced by multiple complement pathways.

BCX10013

BCX10013 is an oral Factor D inhibitor that targets the alternative pathway of complement. On January 5, 2024, we announced that, if our ongoing proof-of-concept trial produced best-in-class data, we planned to out-license late-stage development and commercialization of BCX10013 to a partner that can drive the speed and breadth of investment required to accelerate BCX10013 for patients across multiple complement-mediated diseases and maximize the commercial potential of the program.

On August 5, 2024, we announced that we completed our clinical evaluation of BCX10013. The drug was safe and well tolerated at all doses studied; however, the level of clinical activity observed was less than other therapies on the market, and potential partners have declined to make the additional investment required to evaluate higher doses. Consistent with our previously announced plans, we have discontinued development.
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
Peramivir was also approved in the United States in 2014, Taiwan in 2016, Canada in 2017, and Australia in 2018. A Supplemental New Drug Application was approved in the United States in February 2021, extending RAPIVAB’s availability for the treatment of acute uncomplicated influenza to pediatric patients six months and older. Prior to this approval, peramivir had been indicated in the United States for pediatric patients two years and older. In the United States, peramivir is indicated for the treatment of acute uncomplicated influenza in patients who have been symptomatic for no more than two days. Since the 2009 H1N1 pandemic, RAPIVAB has been an important component of the U.S. Government’s influenza preparedness efforts.

On September 30, 2024, we announced that the U.S. Department of Health and Human Services (“HHS”) awarded us up to a $69 million contract for the procurement of up to 95,625 doses over a five-year period of RAPIVAB for the treatment of influenza (the “HHS Contract”). The HHS Contract, awarded by the HHS Office of the Administration for Strategic Preparedness and Response (“ASPR”), will supply the Center for the Strategic National Stockpile, the nation’s largest supply of life-saving pharmaceuticals and medical supplies for use in a public health emergency. The HHS Contract is structured with a 12-month base ordering period and four optional 12-month ordering periods, which the U.S. Government can exercise on an annual basis. ASPR executed the first ordering period for $13.9 million, and we plan to supply 19,125 doses to fulfill this option by September 29, 2025. We delivered 2,304 doses of RAPIVAB under the HHS Contract in the fourth quarter of 2024.
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
Torii’s updated royalty payment obligations commenced on November 30, 2023 and will expire upon the later of (i) the tenth anniversary of the date of first commercial sale of ORLADEYO in Japan, (ii) the expiration of our patents covering ORLADEYO, and (iii) the expiration of regulatory exclusivity for ORLADEYO in Japan.
Other Collaborations for ORLADEYO
We have entered into a number of collaborations with commercial partners to help support the global commercialization of ORLADEYO. In 2021, we entered into supply and distribution agreements with Neopharm Ltd. (“Neopharm”) and NewBridge Pharmaceuticals (“NewBridge”) to support commercialization efforts in Israel and the United Arab Emirates (“UAE”), respectively. Under the terms of these agreements, Neopharm has the exclusive rights to commercialize ORLADEYO in Israel and the Palestinian Authority, and NewBridge will support commercialization efforts in the UAE, as well as the Gulf Cooperation Council and Iraq. On June 9, 2022, we announced that we entered into an exclusive collaboration with Pint Pharma to register and promote ORLADEYO in the pan-Latin America region. Under the terms of the agreement, Pint Pharma is responsible for obtaining and maintaining all marketing authorizations and for commercializing ORLADEYO in the region. On January 23, 2023, we announced that we have entered into a collaboration with Swixx BioPharma AG (“Swixx”) to commercialize ORLADEYO in Central and Eastern Europe (“CEE”). Under the terms of the agreement, Swixx is responsible for commercializing ORLADEYO in 15 markets within CEE. On July 19, 2023, we announced that we entered into a collaboration with Er-Kim Pharmaceuticals to commercialize ORLADEYO in Turkey.
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
In September 2014, Royalty Sub was unable to pay the full amount of interest payable in September 2013 by the next succeeding payment date for the PhaRMA Notes, which was September 1, 2014. This inability constituted an event of default under the terms of the Indenture. As of December 31, 2024, the PhaRMA Notes remained in default. While Royalty Sub continues to pay the holders of the PhaRMA Notes any royalty payments received from Shionogi, which are immaterial, we wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021.
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
Additional Collaborations
In September 2024, the HHS awarded us up to a $69 million contract for the procurement of up to 95,625 doses over a five-year period of RAPIVAB for the treatment of influenza under the HHS Contract, as more fully discussed in “Note 15—Collaborative and Other Relationships” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report. We delivered 2,304 doses of RAPIVAB under the HHS Contract in the fourth quarter of 2024.
We also have non-material license agreements with certain third parties, such as Albert Einstein College of Medicine of Yeshiva University (“AECOM”), Industrial Research, Ltd. (“IRL”), and the University of Alabama at Birmingham (“UAB”), which require that we make certain payments related to development of the product candidates covered by these agreements, net sales on any resulting product made by us, and annual license fees. We licensed a series of potent inhibitors of purine nucleoside phosphorylase (“PNP”) from AECOM and IRL, as well as an exclusive worldwide license of galidesivir for any antiviral use, and we have agreements with UAB for influenza neuraminidase and complement inhibitors. There is currently no material activity between us and UAB on these agreements, but when we license this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we owe sublicense fees or royalties on amounts received.

As discussed in “Note 15—Collaborative and Other Relationships” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, we entered into a license agreement with Clearside Biomedical, Inc. to develop our investigational plasma kallikrein inhibitor, avoralstat, with Clearside’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with DME.
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
As of December 31, 2024, we have been issued approximately 44 U.S. patents that expire between 2027 and 2039 and that relate to our kallikrein inhibitor compounds, neuraminidase inhibitor compounds, broad-spectrum antiviral (“BSAV”) compounds, PNP inhibitor compounds, and complement-mediated disease program compounds. We have licensed a number of compounds protected by certain composition of matter patents from AECOM and IRL, totaling one additional U.S. patent that expires in 2029. Additionally, we have approximately 21 Patent Cooperation Treaty or U.S. patent applications pending related to kallikrein inhibitor compounds, neuraminidase inhibitor compounds, BSAV compounds, PNP inhibitor compounds, KLK5 program compounds, and complement-mediated disease program compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any, jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our products and product candidates, we may rely on data exclusivity, or in some cases, secondary pharmaceutical patents (such as patents covering solid pharmaceutical forms, salt forms, dosing regimens, and methods of use). The enforceability of these secondary patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some jurisdictions where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.
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
•Bradykinin receptor antagonist — Firazyr® (icatibant) and generic icatibant are indicated for the treatment of acute attacks and are administered by subcutaneous injection.
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

We are aware of a number of HAE therapies in (or have recently completed) clinical development that, if approved, may compete with ORLADEYO. These include:

Company	Asset	Mechanism of Action	Route of Administration	Trial Phase	Role in Therapy
KalVista	Sebetralstat	Kallikrein inhibitor	Oral	Filed	Acute
Pharvaris	Deucrictibant (PHVS416/PHVS719)	B2 receptor antagonist	Oral	III	Acute and Prophylaxis
CSL	Andembry® (garadacimab)	Anti-factor XII mAb	Subcutaneous	Filed (Approved outside U.S.)	Prophylaxis
Ionis	Donidalorsen	Prekallikrein Antisense	Subcutaneous	Filed	Prophylaxis
Astria	Navenibart	Kallikrein inhibitor	Subcutaneous	II/III	Prophylaxis
ADARx	ADX-324	siRNA	Subcutaneous	I	Prophylaxis
Intellia	NTLA-2002	Gene Editing	Intravenous	III	One-time Prophylaxis
Poseida Therapeutics	P-KLKB1-101	Gene Editing	Intravenous	Preclinical	One-time Prophylaxis

Netherton Syndrome

Netherton syndrome is a serious, rare, lifelong genetic disorder affecting the skin, hair, and immune system, caused by lack of normal function of a natural inhibitor of KLK5. While there are currently no approved treatments for Netherton syndrome, we are aware of a number of therapies in development for treatment that, if approved, may compete with BCX17725. For example, Quoin Pharmaceuticals Ltd.’s QRX-003 in Phase III, Boehringer Ingelheim’s Spevigo® in Phase II/III, and Daiichi Sankyo Co., Ltd.’s (“Daiichi”) DS-2325a in Phase I/II are in clinical trials for the treatment of Netherton syndrome.

Diabetic Macular Edema

We are developing our investigational plasma kallikrein inhibitor, avoralstat, with Clearside Biomedical, Inc.’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with DME. There are several approved anti-VEGF therapies available for the treatment of DME, including F. Hoffmann-La Roche Ltd.’s (“Roche”) VABYSMO® (faricimab-svoa) and Regeneron Pharmaceuticals, Inc.’s EYLEA® (aflibercept). In addition, we are aware of a number of products in development that would offer alternatives to anti-VEGF therapies, which could affect the competitive environment for our products, including Rezolute Inc.’s RZ402, Merck & Co. Inc.’s Restoret™ (MK-3000, formerly EYE103), and EyePoint Pharmaceutical Inc.’s DURAVYU™ (formerly EYP-1901).
Complement-Mediated Diseases

We are developing several complement inhibitors including a C5 inhibitor, a C2 inhibitor, and a bifunctional complement inhibitor for the treatment of complement mediated diseases. There are several C5 inhibitors approved for the treatment of complement mediated diseases, including, but not limited to, Alexion’s (part of AstraZeneca Rare Disease) Soliris® (eculizumab) and Ultomiris® (ravulizumab), UCB’s Zilbrysq® (zilucoplan), and Regeneron’s Vepoz® (pozelimab-bbfg). Additionally, we are aware of complement inhibitors in development, including, but not limited to, Argenx’s C2 inhibitor, empasiprubart, which is in clinical trials for various complement mediated diseases. These therapies, if approved, may compete with our products.

Certain diseases that are mediated by defects of the complement system may also have pathology that is mediated by other mechanisms. Products that are not inhibitors of the complement system may change the treatment landscape and future competitive environment for our products.

Antivirals

The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for RAPIVAB (peramivir injection) include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements, and reimbursement. A number of products are currently available in the United States and/or other countries, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines, Roche’s TAMIFLU® (oseltamivir), generic oseltamivir, GlaxoSmithKline plc’s RELENZA®, Genentech and Shionogi’s XOFLUZA® and Daiichi’s INAVIR®. In addition, FUJIFILM Corporation’s favipiravir, a polymerase inhibitor, is approved in Japan.

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
Initiation and completion of the clinical trial phases are dependent upon many factors, including things that are beyond our control. For example, the clinical trials cannot begin at a particular site until that site receives approval from its Institutional Review Board (“IRB”), which reviews the protocol and related documents. This approval process can take several weeks to several months to complete. In addition, clinical trials are dependent on patient enrollment, but the rate at which patients enroll in a study depends on:
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
Following the review of the application, which may include requests for additional information from the sponsor and results from inspections of manufacturing and clinical sites, the FDA will issue an “action letter” on the application. The action letter will either be an “approval letter,” in which case the product may be lawfully marketed in the United States, or a “complete response letter.” A complete response letter will state that the FDA cannot approve the NDA in its present form and, usually, will describe all of the specific deficiencies that the FDA has identified in the application. The complete response letter, when possible, will include the FDA’s recommended actions to place the application in a condition for approval. Deficiencies can be minor (e.g., labeling changes) or major (e.g., requiring additional clinical trials). A complete response letter may also be issued before the FDA conducts the required facility inspection and/or reviews labeling, leaving the possibility that additional deficiencies in the original NDA could be subsequently cited. An applicant receiving a complete response letter is permitted to resubmit the NDA addressing the identified deficiencies (in which case a new two- or six-month review cycle will begin), or withdraw the NDA. The FDA may consider a failure to take action within one year of a complete response letter to be a request to withdraw, unless the applicant has requested an extension of time in which to resubmit the NDA. If the FDA approves an NDA, the marketing of the product will be limited to the particular disease states and conditions of use that are described in the product label. The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including liability under applicable state and federal laws.
Post-Approval
Approved drugs that are manufactured or distributed in the United States pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. For example, advertising and promotion are subject to stringent FDA rules and oversight, and as an NDA holder, we may be held responsible for any advertising and promotion that is not in compliance with the rules and regulations. In particular, the claims in all promotional materials and activities must be consistent with the FDA approvals for approved products and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. We also may engage in appropriate truthful, non-misleading, and non-promotional scientific exchange concerning our products.
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
We and all of our contract manufacturers are also required to comply with the applicable FDA current Good Manufacturing Practice (“cGMP”) regulations during clinical development and to ensure that the product can be consistently manufactured to meet the specifications submitted in an NDA. The cGMP regulations include requirements relating to product quality, investigation and remediation of issues through corrective and preventative actions, as well as the corresponding maintenance of records and documentation. Manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. Based on an inspection, the FDA determines whether manufacturing facilities are in compliance with applicable regulations. Manufacturing facilities in non-United States countries that are utilized to manufacture drugs for distribution into the United States are also subject to inspection by the FDA. Additionally, failure to comply with local regulatory requirements could affect production and availability of product in relevant markets.
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation, if sought, must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.. The first NDA applicant with FDA orphan drug designation for a particular active ingredient to receive FDA approval of the designated drug for the disease indication for which it has such designation is entitled to a seven-year exclusive marketing period

(“orphan drug exclusivity”) in the United States for that product, for that indication. During the seven-year period, the FDA may not finally approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the license holder cannot supply sufficient quantities of the product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition, provided that the sponsor has conducted appropriate clinical trials required for approval. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee for the orphan indication.
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
Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”) amending the Federal Food, Drug, and Cosmetic Act (“FDCA”), Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the drug product previously approved under an NDA, known as the reference listed drug (“RLD”), and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book”. Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for NDAs containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification (discussed further below), in which case the applicant may submit its application four years following the original product approval (referred to as the “NCE-1 date”). The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

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
Foreign Regulation
In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval, commercial sales, and distribution of drugs. Foreign regulatory approval processes include all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. Some countries, such as certain countries in Latin America and in the Middle East, have review processes and data requirements similar to those of the European Union, and, in some cases, can rely on prior marketing approval from U.S. or EU regulatory authorities. The regulatory process in these countries may include manufacturing/testing facility inspections, testing of drug product upon importation and other domestic requirements. Certain Asian countries may require local clinical-trial data for bridging purposes as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. In most of the Asian markets, registration timelines depend on marketing approval in the United States or the European Union.
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
In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014 (the “Regulation”), which replaced the Clinical Trials Directive. The Regulation came into effect on January 31, 2022 with a three-year transition period in which clinical trial sponsors were able to choose among different submission pathways. The Regulation, which is directly applicable in all EU member states, aims to simplify and streamline the approval of clinical trials in the European Union. For instance, the Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.
Manufacturing and import into the European Union of investigational medicinal products for use in clinical trials is subject to the holding of appropriate authorizations and must be carried out in accordance with cGMP.

Under EU regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. It is compulsory for specific pharmaceutical products, including for medicines developed by means of certain biotechnological processes, products designated as orphan pharmaceutical products, advanced therapy pharmaceutical products and pharmaceutical products with a new active substance indicated for the treatment of certain diseases. Under the centralized procedure, a single marketing authorization application is submitted to the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”), which then makes a recommendation to the European Commission (“EC”). The EC makes the final determination on whether to approve the application. The decentralized procedure provides for mutual recognition of national approval decisions, and the holder of a national marketing authorization may submit an application to the remaining member states. The decentralized procedure is only available for pharmaceutical products not falling within the mandatory scope of the centralized procedure.
United Kingdom
The United Kingdom formally left the European Union on January 31, 2020 (“Brexit”), and EU laws now only apply to the United Kingdom in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. The European Union and the United Kingdom have agreed on a trade and cooperation agreement (“TCA”) which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP and issued GMP documents. The TCA does not, however, contain wholesale mutual recognition of U.K. and EU pharmaceutical regulations and product standards.
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
Fraud and Abuse and Related Regulatory Laws
We are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including both federal and state anti-kickback and false claims laws. Outside of the United States, we may be subject to analogous foreign laws and regulations in the various jurisdictions in which we operate. These laws and regulations apply to our or our partners’ operations, sales and marketing practices, price reporting, and relationships with physicians and other customers and third-party payors. Anti-kickback laws generally prohibit a manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursement or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

In addition, we are subject to the federal Physician Sunshine Act and certain similar physician payment and drug pricing transparency legislation in various states. The transparency-focused provisions apply to manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government certain payments made to covered recipients (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors, as well as other healthcare personnel including physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members. State laws also may require disclosure of pharmaceutical pricing information and marketing expenditures.
Violations of the federal Physician Sunshine Act and similar legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.
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
In August 2022, the Inflation Reduction Act (“IRA”) was enacted and includes provisions requiring that (1) beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs in 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years, such that by 2031 approximately 100 drugs could be subject to such set prices); (2) starting in 2024, Medicare Part D be redesigned to cap beneficiary out-of-pocket costs and, beginning January 1, 2025, federal reinsurance be reduced in the catastrophic phase (resulting in a shift and increase of such costs to Part D plans and manufacturers, including by requiring manufacturer discounts on certain drugs); and (3) beginning October 1, 2022, manufacturers owe rebates on drugs reimbursed under Medicare Part D if price increases outpace inflation, and beginning January 1, 2023, manufacturers owe rebates on drugs reimbursed under Medicare Part B if price increases outpace inflation. Although the IRA has passed, and the Centers for Medicare & Medicaid Services has finalized policies implementing many aspects of the IRA, the environment remains dynamic, and the presidential administration and Congress are continuing to consider drug pricing reforms. Other potential policies cover a wide range of areas, including allowing the importation of drugs from other countries; increasing transparency in drug pricing; and using third-party value assessments to determine drug prices.
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

Outside the United States, an increasing number of laws and regulations may govern data privacy and security. For example, EU member states, the United Kingdom, Switzerland, and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the European Economic Area (“EEA”), the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (“GDPR”). The GDPR, together with national legislation, regulations, and guidelines of the states in the EEA, the United Kingdom, and Switzerland governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. The GDPR also imposes additional special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EEA. Further, the GDPR provides a broad right for EU member states to create supplemental national laws, for example, relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase and harm our business and financial condition. The GDPR and similar national legislation grant individuals the opportunity to object to the processing of their personal data, allow them to request deletion of personal data in certain circumstances, and provide the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated.

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

Similarly, the increasing use of artificial intelligence (“AI”) and machine learning technology in the biopharmaceutical industry presents new risks and challenges, as the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI, including the EU Artificial Intelligence Act.

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
Human Capital Resources
As of December 31, 2024, we had approximately 580 employees, of whom approximately 191 employees were engaged in the research and development function of our operations, which we define to include any employee included in research and development expenses for financial reporting purposes. Our research and development staff, many of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development, quality assurance, and regulatory affairs.
We believe that our ability to successfully execute on our strategic initiatives is highly dependent upon our ability to recruit, retain, and reward our employees. We engage in targeted recruitment strategies to fill highly skilled positions. Our employees enjoy competitive salaries and benefits, as well as equity participation. Our compensation philosophy is designed to provide an appealing, competitive, and rewarding compensation program that encourages retention, high personal and company performance, strong cultural and ethical behavior, and incentives aligned with stockholder interests.
We are committed to providing a workplace that protects the health and well-being of our employees. All employees are required to abide by our Code of Conduct and Ethics (“Code of Conduct”) and health and safety parameters and to contribute to a positive, inclusive, and friendly company culture. Where we believe such arrangements can be effective, we have implemented flexible working arrangements, including work from home arrangements, for our employees. We consider our relations with our employees to be satisfactory.

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

ITEM 1A.    RISK FACTORS
An investment in our stock involves risks. You should carefully read this entire report and consider the following uncertainties and risks, which may adversely affect our business, financial condition or results of operations, along with all of the other information included in our other filings with the SEC, before making an investment decision regarding our common stock. Additionally, while some of the factors, events and contingencies described herein may have occurred in the past, the disclosures herein are not representations as to whether or not they have occurred and are instead provided because future occurrences thereof could adversely affect the Company.
Risks Relating to Our Business
Financial and Liquidity Risks
We have incurred losses since our inception and may never achieve sustained profitability.
Since our inception, we have not achieved sustained profitability. Our expectations as to when we may achieve sustained profitability may change based upon our ability to execute our commercialization goals and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Our beliefs and projections regarding the attainment of our financial goals may differ from actual results based on market factors like competition, patient and physician acceptance of our products, reimbursement levels, or on our ability to execute our operational and budget plans, including management’s ability to properly forecast our capital allocation needs. To achieve and maintain profitability, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approvals, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO under the Royalty Purchase Agreements (as defined in “Note 8—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report), may reduce the profitability of such products.
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
We have sustained operating losses for the majority of our corporate history and expect to continue to incur operating losses and negative cash flows unless and until revenues reach a level sufficient to support ongoing operations.
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
To receive the regulatory approvals necessary for the commercial sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy and safety, failure to demonstrate adequate benefit-risk balance, failure to achieve a commercially attractive and competitive product label, failure to achieve approval in commercially attractive indications, the occurrence of adverse events that are severe or medically or commercially unacceptable, our or our partners’ failure to comply with trial protocols, applicable regulatory requirements, or industry standards, or a determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or be approved in accordance with our development plans or at all. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, any successful results of our preclinical and early clinical work for avoralstat, BCX17725 and our early-stage discovery programs do not guarantee the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and for some product candidates, there may not be an ideal model for preclinical testing. We also cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all, or that the results of such trials will be sufficient to support regulatory approval for our product candidates.
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving predetermined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs (including the therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part II, Item 7 of this report) could result in delays in, modifications to, or discontinuations of our trials or require the performance of additional unplanned trials. For example, dose-related observations in a BCX10013 nonclinical study reported in 2023 delayed the clinical program. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs.
In addition, the development plans for our product candidates, including our clinical trials, may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results. Because of the cost and duration of clinical trials, we have decided in the past, and may in the future decide, to discontinue development of product candidates for various reasons, including, but not limited to, that they are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. For example, following the completion of our clinical evaluation of BCX10013, we announced on August 5, 2024 that we planned to discontinue development.
Undesirable or inconclusive data in our preclinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the EMA, the MHLW, or the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”)) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities have previously, and may again in the future, pause enrollment in, suspend, or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.
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
As our programs advance, our costs could increase. Our current and planned discovery, development, approval, and commercialization efforts may require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates; our ability to maintain regulatory approvals for, successfully commercialize, and achieve sustained market acceptance of our products, including ORLADEYO; our ability to raise additional capital if needed; our ability to secure partnerships with third parties for our product candidates when deemed advisable; the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates; the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.
In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital if and when needed may be limited and may greatly depend upon our sustained success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part II, Item 7 of this report, as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, geopolitical instability, or public health emergencies such as the COVID-19 pandemic, may restrict our future flexibility to raise capital if and when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report for additional information about our liquidity risks and capital requirements.
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, potential U.S. Government shutdowns, changes in presidential administration in the United States, geopolitical instability, actual or threatened public health emergencies, outbreaks of disease, epidemics or pandemics (such as the COVID-19 pandemic). Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
We focus primarily on rare diseases, which may create additional risks and challenges, including that the target patient populations of our products and product candidates may be small.
Because we focus primarily on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. Even with an orphan drug designation for our current and potential future product candidates, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for an existing or future product candidate, that exclusivity may not effectively protect the product from competition. See “Business—Government Regulation—FDA Regulation—Orphan Drugs” in Part I, Item 1 of this report.
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
•possible termination or non-renewal of a material agreement by the third party at a time that is costly or inconvenient to us; and
•lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs.
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
We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients aged 12 years and older, in December 2020, and subsequently received regulatory approvals for ORLADEYO in other global markets. In addition, the ongoing APeX-P clinical trial, which is complete through the primary endpoint, is continuing to assess an oral granule formulation of ORLADEYO in pediatric patients who are 2 to 11 years of age. We are also performing research on or developing products for the treatment of several other rare or difficult-to-treat diseases, including Netherton syndrome, DME, and diseases of the complement system. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into certain preventative and therapeutic agents, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of this report for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.
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
In addition, we are subject to the federal Physician Payment Sunshine Act and certain similar physician payment and drug pricing transparency legislation in various states. We are also subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including both federal and state anti-kickback and false claims laws. Outside of the United States, we may be subject to analogous foreign laws and regulations in the various jurisdictions in which we operate. These laws and regulations apply to our and our partners’ operations, sales and marketing practices, price reporting, and relationships with physicians and other customers and third-party payors. Although we seek to comply with these statutes, it is possible that our practices, or those of our partners, might be challenged under healthcare fraud and abuse, anti-

kickback, false claims or similar laws. Violations of the federal Physician Payment Sunshine Act and similar legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.
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
Advertising and promotion are subject to stringent oversight from the FDA and foreign regulators, and as an NDA holder, we may be held responsible for any advertising and promotion that is not in compliance with applicable rules and regulations. Applicable regulatory authorities, competitors, and other third parties may take the position that we are not in compliance with such regulations. In addition to medical education efforts, we may offer patient support services to assist patients receiving treatment with our commercially approved products, and these support services have increasingly become the focus of government investigation.
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
If our operations with respect to our products that are subject to healthcare laws and regulations are found to be in violation of any of the healthcare fraud and abuse laws described above or in “Business—Government Regulation” in Part I, Item 1 of this report or any other governmental regulations that apply to us, we may be subject to liability and penalties, including civil and criminal penalties, damages, fines, debarment or exclusion from participating in government-funded healthcare programs such as Medicare or Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, debarment, exclusion, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable fraud and abuse laws may be costly.

We cannot predict the likelihood, nature or extent of government regulation or other measures that may arise from future legislation or administrative or executive action, either in the United States or abroad.

The policies of the FDA and other regulatory authorities may change, including as a result of changes in presidential administration of the United States, and additional government regulations or executive orders may be enacted that could prevent, limit or delay regulatory approval of our product candidates, change our continuing compliance obligations, or otherwise adversely affect our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. In addition, significant tariffs or other restrictions imposed and related countermeasures taken by impacted foreign countries could adversely affect our operations and financial results. We cannot predict the likelihood, nature or extent of government regulation or other measures that may arise from future legislation or administrative or executive action, either in the United States or abroad.
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
Adequate coverage and reimbursement in the United States and other markets is essential to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, the IRA implements a number of drug pricing measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduced the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on all drugs in Medicare Part D; allow the U.S. Government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication or indications are for that disease or condition.  If a product receives multiple rare disease designations or has multiple approved indications for more than one disease or condition, it may not qualify for the orphan drug exemption.
We cannot be sure whether additional legislation or rule-making related to the IRA will be issued or enacted, how insurance pharmacy benefit managers and other insurance providers that manage benefits for Medicare recipients will react to the IRA, or what impact, if any, such changes will have on the insurance coverage and profitability of our products or any of our product candidates, if approved for commercial use, in the future. The full effect of the IRA on our business and the healthcare industry in general is not yet known. The IRA or other government efforts to reduce the price of prescription drugs or to limit the amount that governments pay for healthcare products and services could result in additional pricing pressure and have a significant impact on our business.
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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights, or may design around our patent claims to produce competitive products that fall outside the scope of our patents. For example, a third party may develop a competitive drug that is similar to one or more of our products or product candidates but that has a different composition that falls outside the scope of our patent protection. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive, time-consuming, and unsuccessful. An adverse result in any legal proceeding could put one or more of our patents at risk. Our success depends in part on avoiding the infringement of other parties’ patents and other intellectual property rights as well as avoiding the breach of any licenses relating to our technologies and products. In the United States, patent applications filed in recent years are confidential for 18 months after the earliest effective filing date, while older applications are not published until the patent issues. As a result, avoiding patent infringement may be difficult and we may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our partners or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our partners or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our partners or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

In addition, as described above in “Business—Government Regulation—FDA Regulation—Abbreviated New Drug Applications for Generic Drugs” in Part I, Item 1 of this report, third parties may not file an ANDA for a generic drug with the FDA until the expiration of five years following the original product approval unless the submission is accompanied by a Paragraph IV certification, in which case third parties may submit an ANDA four years following the original product approval (referred to as the “NCE-1 date”). As the NCE-1 date for ORLADEYO was in December 2024, we anticipate that third parties will challenge our applicable patents, which may result in our initiation of patent infringement litigation in response to such challenge. For example, in January 2025, we received a Paragraph IV notice of certification from Annora Pharma Private Limited (“Annora”) advising that Annora has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of three patents listed in the FDA’s Orange Book, which expire in 2039. We intend to vigorously defend our intellectual property rights protecting ORLADEYO. See Part I, Item 3 of this report for additional information. We cannot predict how any additional third party would address our listed patents, whether we would sue on any such patents, or the outcome of any such suit. However, litigation to enforce or defend intellectual property rights is complex, costly, and involves significant commitments of management’s time.
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
•our competitors may be able to more easily develop and seek patent protection on similar protein therapeutic candidates; and
•orally-administered drugs are often less expensive and present a reduced treatment burden as compared to protein therapeutics and therefore would have competitive advantages if they were developed and shown to be safe and effective for the indication that our protein therapeutic product candidates are targeting.
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
Risks Relating to Contractual Arrangements
We face risks related to our U.S. Government contracts, which may create a disadvantage and additional risks to us.
In September 2024, we entered into a contract with ASPR for the procurement of up to 95,625 doses over a five-year period of RAPIVAB for the treatment of influenza. The contract is structured with a 12-month base ordering period and four optional 12-month ordering periods, which the U.S. Government can exercise on an annual basis. While ASPR executed the first ordering period, there is no guarantee that the U.S. Government will exercise any additional ordering periods. In addition, changes in U.S. Government budgets and agendas may result in the reduction, delay or elimination of funding or in a decreased emphasis on the procurement of RAPIVAB. Even if any optional ordering period is exercised, there can be no assurance that we or our manufacturers will be able to fully meet the demand for RAPIVAB with respect to this or any future arrangement.

We had contracts with the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases within HHS (“NIAID/HHS”) for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with U.S. Government agencies, we became subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement. While all U.S. Government funding for galidesivir expired in 2022, we may still face risks related to our U.S. Government contracts pending final close out of these contracts.

U.S. Government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts, and which may create a disadvantage and additional risks to us as compared to competitors that do not have U.S. Government contracts. As a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies, and we could suffer serious harm to our reputation if allegations of impropriety were made against us. We could be subject to severe penalties, including legal actions and liabilities, in the event that we are unable to comply with delivery requirements or any other provision of a U.S. Government contract.
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
We cannot predict whether holders of PhaRMA Notes will seek to pursue any remedies as a result of the continuing events of default with respect to the PhaRMA Notes. The PhaRMA Notes are the obligation of Royalty Sub. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential foreclosure, we believe the primary impact to us would be the loss of future royalty payments, if any, from Shionogi and the legal costs associated with retiring the PhaRMA Notes. As a result, we do not currently expect the continuing events of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. However, we cannot assure you that this will be the case or that we will not otherwise be adversely affected as a result of the continuing events of default under the PhaRMA Notes or the failure by Royalty Sub to repay the PhaRMA Notes at maturity. While Royalty Sub continues to pay the holders of the PhaRMA Notes any royalty payments received from Shionogi, which are immaterial, we wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021.
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
On April 17, 2023, we entered into the $450.0 million Pharmakon Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders, and closed on an initial term loan thereunder in the principal amount of $300.0 million. As of December 31, 2024, we had an outstanding principal balance under the Pharmakon Loan Agreement of $323.7 million, inclusive of the Pharmakon PIK Interest Payments (as defined in “Note 9—Debt—

Pharmakon Loan Agreement” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report). Under the Pharmakon Loan Agreement, we will be required to pay to Pharmakon, for the account of the lenders, a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses set forth in the Pharmakon Loan Agreement in the event that we prepay, or are required to prepay, voluntarily or pursuant to a mandatory prepayment obligation under the Pharmakon Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Pharmakon Loan Agreement, in each case, subject to certain exceptions set forth in the Pharmakon Loan Agreement.
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
From time to time, we use artificial intelligence in our business, and challenges with properly managing its use could adversely affect our business.

The increasing use of AI and machine learning technology in the biopharmaceutical industry, combined with an uncertain regulatory environment, presents new risks and challenges. From time to time, we adopt and integrate AI solutions into our systems for specific use cases reviewed by legal and information security, and applications of AI may become important in our operations over time. Our vendors may incorporate AI tools into their offerings without disclosing this use to us, and the providers of these tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. Moreover, the use of AI-based software may lead to the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property, cause us to incur liabilities as the result of any breaches of confidentiality or impact our ability to comply with data security and privacy laws. Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations. Our competitors or other third parties may also incorporate AI into their businesses more efficiently than us, which could impair our ability to compete effectively and adversely affect our results of operations. The rapid innovation and developments surrounding AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our implementations of AI.
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
In addition, our clinical trials were affected by the COVID-19 pandemic, and we may experience similar delays or interruptions due to health epidemics or pandemics in the future, which could adversely impact our clinical trial operations. Health epidemics or pandemics could also affect the operations of regulators and other health and governmental authorities, which could result in delays of reviews and approvals, inspections, or other regulatory activities, including as we continue to expand internationally and bring ORLADEYO to additional global markets.
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
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of inflation, increased interest rates, disruption or instability in the banking industry, foreign exchange rate fluctuations, potential U.S. Government shutdowns, instability in connection with changes in presidential administration in the United States, geopolitical instability, actual or threatened public health emergencies, or outbreaks of disease, epidemics or pandemics (such as the COVID-19 pandemic). The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2024, the 52-week range of the market price of our stock was from $4.03 to $8.88 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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

As a public company, we are required to maintain effective internal control over financial reporting (as described in “Controls and Procedures” in Part II, Item 9A of this report), and effective disclosure controls and procedures. If we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls and procedures are effective. A material weakness, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In 2023, we identified and timely reported two material weaknesses in our internal control over financial reporting, which management determined to be subsequently remediated as of December 31, 2023 and September 30, 2024, respectively.

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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of December 31, 2024, there were 208,543,452 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of December 31, 2024, there were 48,371,006 stock options and restricted stock units outstanding and 1,065,017 shares available for issuance under our Amended and Restated Stock Incentive Plan, 5,980,503 stock options and restricted stock units outstanding and 1,698,932 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,042,369 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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
Our Amended and Restated By-Laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of Delaware or our Certificate of Incorporation or Amended and Restated By-Laws, or (iv) any action against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This exclusive forum provision does not apply to establish the Delaware Court of Chancery as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.
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
A wide variety of events beyond our control, such as natural disasters (including as a result of climate change), epidemic or pandemic disease outbreaks (such as the COVID-19 pandemic), trade wars, armed conflict, political unrest, government shutdowns, instability in connection with changes in presidential administration in the United States, or other events could disrupt our business or operations or those of our development partners, manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains or trade to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See, for example, “Risk Factors—Risks Relating to Our Business—Other Operational Risks—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.” In addition, other events, such as the Ukraine-Russia and Middle East conflicts, or rising tensions between China and Taiwan, could adversely impact our business. For example, the conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyber-attacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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
Our Senior Manager, Security Engineering is managed by the Company’s Vice President, IT Infrastructure, Service & Operations, who directly reports to the Senior Vice President, Information Technology. He is the former Cloud Security Officer for IBM and has over 40 years of experience in information security and data privacy and has CISSP and Cisco Certified Network Associate (CCNA) certifications. He implements and oversees processes for the regular monitoring of our information systems and detection of cybersecurity vulnerabilities.
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
ITEM 2.    PROPERTIES
We lease property in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facility is located in Birmingham. We currently lease approximately 23,100 square feet in Durham through leases expiring August 31, 2025 and June 30, 2026, and we lease approximately 49,000 square feet in Birmingham through July 31, 2030, with options for additional extensions. We also contract for smaller offices in a number of other countries. We believe that our facilities are adequate for our current and planned future operations.
ITEM 3.    LEGAL PROCEEDINGS
In January 2025, the Company received a Paragraph IV notice of certification (the “Notice Letter”) from Annora Pharma Private Limited (“Annora”) advising that Annora has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of three patents listed in the FDA’s Orange Book: U.S. Patent Nos. 10,662,160; 11,117,867; and 11,618,733 (the “Challenged Patents”). The Notice Letter alleges that the Challenged Patents, which expire in 2039, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Annora’s ANDA. The Notice Letter does not challenge the following six ORLADEYO Orange Book patents that expire in 2035: U.S. Patent Nos. 10,125,102; 10,329,260; 10,689,346; 11,230,530; 11,708,333; and 12,116,346. The Company intends to vigorously defend its intellectual property rights protecting ORLADEYO.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol BCRX.
Holders
As of February 20, 2025, there were approximately 147 holders of record of our common stock.
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
PERFORMANCE GRAPH FOR BIOCRYST
Indexed Comparison Since 2019

	Beginning Investment at 12/31/19	Investment at 12/31/20	Investment at 12/31/21	Investment at 12/31/22	Investment at 12/31/23	Investment at 12/31/24
BioCryst Pharmaceuticals, Inc.	$100.00	$215.94	$401.45	$332.75	$173.62	$217.97
Nasdaq Stock Market (United States)	100.00	121.27	152.67	122.55	154.93	192.86
Nasdaq Pharmaceutical Stocks	100.00	110.52	137.47	153.08	159.01	172.62
The above graph measures the change in a $100 investment in our common stock based on its closing price of $3.45 on December 31, 2019 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the Nasdaq Stock Market (United States) and Nasdaq Pharmaceutical Stocks.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the fourth quarter of 2024.
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
Overview

We are a global biotechnology company with a deep commitment to improving the lives of people living with hereditary angioedema (“HAE”) and other rare diseases. We leverage our expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and injectable protein therapeutics to target difficult-to-treat rare diseases. In addition to these discovery and development efforts, our business strategy includes the successful commercialization of these drugs, as well as self-funding all of these efforts by achieving and increasing profitability. By focusing primarily on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
Products and Product Candidates
ORLADEYO® (berotralstat)
ORLADEYO is an oral capsule, once-daily therapy discovered and developed by us for the prevention of HAE attacks. ORLADEYO is approved in the United States and other global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older. In addition, the ongoing APeX-P clinical trial, which is complete through the primary endpoint, is continuing to assess an oral granule formulation of ORLADEYO in pediatric patients who are 2 to 11 years of age.

We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and four full years of commercialization experience with ORLADEYO, we anticipate that the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect approximately 80 percent of our revenue at peak to come from the United States. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part I, Item 1A of this report for further discussion of these risks.

Revenue from sales of ORLADEYO in 2024, which was our fourth full year of ORLADEYO sales, is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We monitor and analyze this data on an ongoing basis as we continue to commercialize ORLADEYO.

BCX17725 (Netherton syndrome)

BCX17725 is a potent and selective investigational protein therapeutic KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying, treatment for people with Netherton syndrome. Netherton syndrome is a serious, rare, lifelong genetic disorder affecting the skin, hair, and immune system, caused by lack of normal function of a natural inhibitor of KLK5. People with Netherton syndrome often have red, scaly, inflamed skin, fragile hair, and are more likely to develop skin infections, severe food allergies, asthma and eczema. Netherton syndrome can be life-threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there are no approved treatments for Netherton syndrome.
Avoralstat

We are developing our investigational plasma kallikrein inhibitor, avoralstat, with Clearside Biomedical, Inc.’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema (“DME”). DME is an important cause of vision loss in diabetes and is due to leakage of fluid from the blood vessels in the retina. While current treatments focus on vascular endothelial growth factor (“VEGF”) inhibition, DME can develop from other mechanisms, such as the kallikrein-bradykinin pathway. This is supported by observations that many DME patients have an incomplete response to intravitreal anti-VEGF therapies that are administered every four to eight weeks. Avoralstat targets the kallikrein-bradykinin system on the retinal vascular endothelial cells and may result in less vascular leakage and less edema. Avoralstat, delivered to the suprachoroidal space, is designed to provide high dose levels to the retinal vessels with long-lasting exposure, which could result in less frequent injections and a reduced burden on patients and the healthcare system.
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
Oral C5 Inhibitor. We are developing an oral C5 inhibitor that could be the first targeted oral therapy with competitive efficacy to currently-approved injected and infused anti-C5 therapies, such as eculizumab and ravulizumab. A drug with this profile could enable patients to switch from infused therapy and address their disease earlier in the treatment paradigm.

Oral C2 Inhibitor. We are developing a classical and lectin pathway complement inhibitor. An oral C2 inhibitor developed by us could be first-in-class and allow patients to switch from infused therapy and address their disease earlier in the treatment paradigm.
Bifunctional Complement Inhibitor. We are developing a bifunctional complement inhibitor anti-C2 monoclonal antibody that could be a first-in-class combined inhibitor of the classical, lectin and alternative pathways of the complement system to treat complex complement-mediated diseases that are influenced by multiple complement pathways.

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

On November 18, 2024, we announced that the Health Services Executive in Ireland recommended ORLADEYO for the routine prevention of recurrent attacks of HAE in eligible patients 12 years and older.
On February 12, 2025, we announced that Infarmed in Portugal has recommended ORLADEYO for the routine prevention of recurrent attacks of HAE in eligible patients 12 years and older. With this recommendation, ORLADEYO is now reimbursed in all major countries in Western Europe, except the Netherlands, which is expected in the first half of 2025.
On February 24, 2025, we announced that a new market tracking survey of 60 HAE treaters showed that 97 percent are considering prescribing ORLADEYO and 59 percent (up from 26 percent 18 months prior) of current prescribers indicate they are extremely likely to prescribe for more of their patients. In addition, we announced that additional real-world studies with ORLADEYO show statistically significant HAE attack rate reductions experienced by patients with C1-inhibitor deficiency and normal C1-inhibitor levels and function. Patient-reported outcomes also showed willingness to change long-term prophylaxis and improved treatment satisfaction across varying levels of attack frequency and severity after ORLADEYO initiation.
On February 24, 2025, we also announced that we are on track to submit a new drug application in 2025 to the U.S. Food and Drug Administration to expand the ORLADEYO label to children with HAE aged 2 to 11 using an oral granule formulation. Additional regulatory filings are planned in global territories, including Europe, Japan and Canada. ORLADEYO would be the first targeted oral prophylactic therapy for children with HAE. In addition, we announced positive results from an interim analysis of the ongoing APeX-P clinical trial evaluating an oral granule formulation of ORLADEYO in pediatric patients with HAE aged 2 to 11.
BCX17725 (Netherton syndrome)

On November 4, 2024, we announced that we advanced BCX17725 into clinical trials and that we expect initial data from the program in 2025, and we reaffirmed this on February 24, 2025.
Avoralstat

On November 4, 2024, we announced our expectation to advance avoralstat into a clinical trial of patients with DME in 2025, and we reaffirmed this on February 24, 2025.
On February 24, 2025, we announced that initial clinical data from the avoralstat program is targeted by the end of 2025.
Results of Operations
The discussion below presents a summary of our results of operations for fiscal years 2024 and 2023. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024, for a summary of our results of operations for the fiscal year ended December 31, 2022.
Year Ended December 31, 2024 Compared to 2023
For the year ended December 31, 2024, total revenues were $450.7 million compared to $331.4 million for the year ended December 31, 2023. The increase in total revenues was due to a $111.7 million increase in ORLADEYO net revenue, including royalties, primarily due to an increase in direct sales of ORLADEYO due to both an increase in volume, driven by strong patient demand, and an increase in price. The increase in total revenues was also due to an increase in other revenues of $7.6 million, primarily due to an increase in direct sales of RAPIVAB.
Cost of product sales for the years ended December 31, 2024 and 2023 was $12.3 million and $4.5 million, respectively. The increase in cost of product sales was primarily due to increases in ORLADEYO and RAPIVAB direct sales and an increase in the inventory reserve in the current year period.

The following table summarizes our research and development expenses for the periods indicated (in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses.

	Years Ended December 31,
	2024	2023
Research and development expenses by program:
Berotralstat	$45,033	$42,835
Factor D Program	24,072	94,517
BCX17725	32,417	19,133
Other research, preclinical and development costs	73,116	60,081
Total research and development expenses	$174,638	$216,566

Research and development expenses decreased to $174.6 million for the year ended December 31, 2024 from $216.6 million for the year ended December 31, 2023, primarily due to decreased expenses driven by the discontinuation and close-out of the Factor D programs, BCX10013 and BCX9930. Investment in BCX17725 and other research, preclinical and development costs, comprised of avoralstat and other early-phase pipeline programs, increased primarily due to investigational new drug application-enabling activities and the initiation of the Phase 1 trial evaluating BCX17725. Further, there was an increase in stock-based compensation expense as a result of the Retirement Policy (as defined in “Note 12—Stock-Based Compensation—Retirement Policy” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) adopted in July 2024, and a decrease in research and development expenses resulting from a decrease in general and administrative expense allocations.
Research and development expenses include all direct and indirect expenses and are allocated to specific programs at the point of development of a lead product candidate. Direct expenses are charged directly to the program to which they relate, and indirect expenses are allocated based upon internal direct labor hours dedicated to each respective program. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidates, and conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. Research and development expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the longer length of time of the clinical trials and the higher number of patients enrolled in these clinical trials.
Selling, general and administrative expenses for the year ended December 31, 2024 were $266.1 million compared to $213.9 million for the year ended December 31, 2023. The increased investment was primarily driven by commercial expenses to support our growing ORLADEYO revenue, our newly launched regions and expanded international operations, and global commercial support activities across finance, human resources, information technology, and supply chain. Further, there was an increase in stock-based compensation expense as a result of the Retirement Policy adopted in July 2024, and an increase in general and administrative expenses resulting from an increase in general and administrative expense allocations.
Interest expense for the year ended December 31, 2024 was $98.5 million compared to $108.2 million for the year ended December 31, 2023. The decrease in interest expense was primarily due to a decrease in the effective interest rate related to the 2021 RPI Royalty Purchase Agreement (as defined in “Note 8—Royalty Financing Obligations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) and a decrease in interest expense associated with the borrowings under the Athyrium Credit Agreement (as defined below), which was repaid on April 17, 2023, partially offset by an increase in interest expense associated with the interest accrued on the Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement (as defined below), which was funded on April 17, 2023.
Interest expense for the year ended December 31, 2024 was primarily comprised of $56.0 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $41.5 million of interest expense, including the amortization of the deferred financing costs, associated with the borrowings under the

Pharmakon Loan Agreement. Interest expense for the year ended December 31, 2023 was primarily comprised of $70.4 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations, $28.0 million of interest expense, including the amortization of the deferred financing costs, associated with the borrowings under the Pharmakon Loan Agreement, and $9.5 million of interest expense, including the amortization of the deferred financing, associated with the borrowings under the Athyrium Credit Agreement.
For the year ended December 31, 2024, interest income was $14.7 million compared to $15.8 million for the year ended December 31, 2023. Net foreign currency losses were $0.6 million for the year ended December 31, 2024 compared to $1.0 million for the year ended December 31, 2023. For the year ended December 31, 2023, loss on extinguishment of debt associated with the repayment of the term loans under the Athyrium Credit Agreement was $29.0 million.
For the year ended December 31, 2024, income tax expense was $1.9 million compared to $0.3 million for the year ended December 31, 2023. The increase in income tax expense was primarily due to a return to provision adjustment included in income tax expense for the year ended December 31, 2023, which reduced overall income tax expense for that period, and an increased presence in certain foreign countries that increased our overall foreign income tax expense for the year ended December 31, 2024 compared to the prior year.
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
On April 17, 2023, we entered into a $450.0 million Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300.0 million (the “Tranche A Loan”), which was funded on April 17, 2023. We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay transaction costs and fees, and we used the remaining net proceeds of approximately $25.8 million for other general corporate purposes. The Pharmakon Loan Agreement also provided for three additional term loan tranches in principal amounts of $50.0 million each, which we could have requested, at our option, on or prior to September 30, 2024. We chose not to request any of the additional term loan tranches and the options have now expired. The maturity date of the Pharmakon Loan Agreement is April 17, 2028.
The Pharmakon Loan Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions. These covenants could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of December 31, 2024, we were in compliance with the negative covenants under the Pharmakon Loan Agreement. See “Note 9—Debt—Pharmakon Loan Agreement” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
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
Our principal sources of liquidity at December 31, 2024 were approximately $104.7 million in cash and cash equivalents and approximately $236.5 million in available-for-sale investments.
Cash Flows
The following table summarizes our cash flows for each period presented (in thousands):

	Years Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(52,020)	$(95,141)
Investing activities	52,593	(131,498)
Financing activities	(5,761)	32,485
Effect of exchange rates on cash, cash equivalents and restricted cash	(936)	362
Decrease in cash, cash equivalents and restricted cash	$(6,124)	$(193,792)
Operating Activities
During the year ended December 31, 2024, net cash used in operating activities of $52.0 million consisted primarily of a net loss of $88.9 million and $87.3 million of changes in operating assets and liabilities, primarily due to payments under our Royalty Purchase Agreements, a decrease in accounts payable, and increases in receivables and inventory, partially offset by $124.1 million of non-cash items. Non-cash items primarily consisted of $67.6 million of non-cash interest expense and $65.4 million of stock-based compensation expense, partially offset by $11.5 million of amortization of premiums and discounts on investments.
During the year ended December 31, 2023, net cash used in operating activities of $95.1 million consisted primarily of a net loss of $226.5 million and $32.4 million of changes in operating assets and liabilities, primarily due to payments under our Royalty Purchase Agreements and increases in prepaid expenses and other assets and receivables, partially offset by $163.8 million of non-cash items. Non-cash items primarily consisted of $85.8 million of non-cash interest expense, $55.6 million of stock-based compensation expense, and the loss on extinguishment of debt associated with the repayment of the term loans under the Athyrium Credit Agreement of $29.0 million, partially offset by $10.3 million of amortization of premiums and discounts on investments.
Investing Activities
During the year ended December 31, 2024, net cash provided by investing activities of $52.6 million primarily related to maturities of investment securities, partially offset by purchases of investment securities.
During the year ended December 31, 2023, net cash used in investing activities of $131.5 million primarily related to purchases of investment securities, partially offset by maturities of investment securities.
Financing Activities
During the year ended December 31, 2024, net cash used in financing activities of $5.8 million primarily consisted of withholding taxes paid on stock-based awards and principal payments on finance lease liabilities, partially offset by net proceeds from common stock issued under stock-based compensation plans.
During the year ended December 31, 2023, net cash provided by financing activities of $32.5 million primarily consisted of net proceeds from the Pharmakon Loan Agreement and net proceeds from common stock issued under stock-

based compensation plans, partially offset by the repayment of the secured term loans under the Athyrium Credit Agreement, withholding taxes paid on stock-based awards, and principal payments on finance lease liabilities.
Plan of Operation and Future Funding Requirements
We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, and contracting with other parties to conduct certain research and development projects. In addition, we reduced the size of our research and development organization and postponed previously planned capital expenditures at our Discovery Center in Alabama in January 2024, which we believe helped accelerate our path to profitability.
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
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. We have no immediate intentions to access the capital markets, and we did not draw down the additional debt available to us under the Pharmakon Loan Agreement. However, we have sustained operating losses for the majority of our corporate history and expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (2) royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change our overhead structure; and/or (6) securing U.S. Government funding of our programs, including obtaining procurement contracts. We may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our research and development and commercial expenses; and key developments and regulatory events and our decisions in the future.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•sustained market acceptance of approved products and successful commercialization of such products by either us or our partners;
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
At contract inception, we identify the goods or services promised within each contract, assess whether each promised good or service is distinct and determine those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.
Product Sales, Net
Our principal sources of product sales are sales of ORLADEYO, which we began shipping to patients in December 2020 and sales of peramivir to our licensing partners and the HHS. In the United States, we generally ship ORLADEYO directly to patients through a single specialty pharmacy, which is considered our customer. Outside the United States, we sell ORLADEYO to specialty distributors and to hospitals and pharmacies, which collectively are considered our customers.
We recognize revenue for sales when the customer obtains control of the product, which generally occurs upon delivery.
Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes reserves for variable consideration such as (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves, representing our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contracts and statutory requirements, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if no payments are required of us or a current liability if a payment is required of us. Actual amounts of consideration may differ from our estimates. If actual results vary from estimates, these estimates are adjusted, which would affect net product revenue and earnings in the period such variances become known.
Government and Managed Care Rebates. We contract with government agencies and managed care organizations or, collectively, third-party payors, so that ORLADEYO will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We estimate the rebates we will provide to third-party payors and deduct these estimated amounts from total gross product revenues at the time the revenues are recognized, resulting in a reduction of product revenue and the establishment of a current liability. We estimate the rebates that we will provide to third-party payors based upon (i) our contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, and (iii) product distribution information obtained from our specialty pharmacy regarding payor mix.
Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from our specialty pharmacy. These customers purchase our product under contracts negotiated between them and our specialty pharmacy. The specialty pharmacy, in turn, charges back to us the difference between the price that the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price with us. We estimate chargebacks and adjust gross product revenues and establish a current liability at the time revenues are recognized.

Co-payment assistance and patient assistance programs. Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and co-payment assistance utilization reports received from the specialty pharmacy, we estimate the co-payment assistance amounts, which are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and establishment of a current liability. We also offer a patient assistance program that provides free drug product, for a limited period of time, to allow a patient’s insurance coverage to be established. Based on patient assistance program utilization reports provided by the specialty pharmacy, we record gross revenue of the product provided and a full reduction of the revenue amount for the free drug discount.
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

Our inventory is subject to expiration dating. At each reporting date, we evaluate the carrying value of our inventory and provide valuation reserves for any estimated excess, obsolete, short-dated or unmarketable inventory. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. Additionally, our inventory is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, we will record a write-down of any potential unmarketable inventory to its estimated net realizable value and record the expense as cost of product in the Consolidated Statements of Comprehensive Loss.
Prior to obtaining initial regulatory approval for an investigational product candidate, we expense costs relating to production of pre-launch inventory as research and development expense in our Consolidated Statements of Comprehensive Loss in the period incurred. After regulatory approval has been received, we capitalize inventory costs.
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
We group our research and development expenses into two major categories: direct expenses and indirect expenses. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. These costs are accumulated and tracked by active program. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. These costs apply to our discovery research efforts.
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

Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the stock price volatility and the expected term. We utilize the Black-Scholes option-pricing model to value our stock option awards and recognize compensation expense on a straight-line basis over the requisite service period. We reduce stock-based compensation expense for estimated forfeitures. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based restricted stock unit awards for which no compensation expense is recognized until it is probable that the performance condition will be achieved. Actual results, and future changes in estimates, may differ substantially from our current estimates.
Interest Expense and Royalty Financing Obligations
The royalty financing obligations are eligible to be repaid based on royalties from net sales of ORLADEYO. Interest expense is accrued using the effective interest rate method over the estimated period each of the related liabilities will be paid. This requires us to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. We impute interest on the carrying value of each of the royalty financing obligations and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
Income Taxes
The liability method is used in our accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance against substantially all potential tax assets, due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of future earnings in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.
We account for uncertain tax positions in accordance with U.S. GAAP. Uncertain tax positions are recorded based upon certain recognition and measurement criteria. We re-evaluate uncertain tax positions and consider various factors, including, but not limited to, changes in tax law and the measurement of tax positions taken or expected to be taken in tax returns. We adjust the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain tax positions. We recognize interest and penalties related to income tax matters in income tax expense.
Recent Accounting Pronouncements
“Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Pharmakon Loan Agreement. The Tranche A Loan under the Pharmakon Loan Agreement accrues interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 7.00% or, for each quarterly interest period in which a Pharmakon PIK Interest Payment (as defined in “Note 9—Debt—Pharmakon Loan Agreement” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report) was made, SOFR plus 7.25%. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Tranche A Loan. For the year ended December 31, 2024, interest was accrued at an effective rate of 13.14% on the $300.0 million borrowing under the Pharmakon Loan Agreement.
We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and earn a competitive level of return. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.
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
We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing exclusively in investment grade securities.
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound, and our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the year ended December 31, 2024, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, Swedish Krona, and Norwegian Krone. Additionally, we have operations in Canada and have foreign currency exposure relative to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during 2024; however, we may do so in the future.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$104,713	$110,643
Restricted cash	210	1,804
Short-term investments	216,137	278,344
Trade receivables	79,069	56,950
Inventory, net	8,087	28,683
Prepaid expenses and other current assets	13,752	19,542
Total current assets	421,968	495,966
Long-term inventory, net	23,187	—
Property and equipment, net	7,777	7,910
Long-term investments	20,323	—
Right of use assets	12,008	13,004
Other assets	5,157	80
Total assets	$490,420	$516,960

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,644	$20,893
Accrued expenses	113,292	102,882
Operating lease liabilities	937	1,058
Finance lease liabilities	1,835	1,590
Royalty financing obligations	32,676	23,565
Total current liabilities	160,384	149,988
Operating lease liabilities	7,924	8,390
Finance lease liabilities	2,124	2,845
Royalty financing obligations	481,053	508,034
Secured term loan	314,869	303,231
Total liabilities	966,354	972,488
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 208,543 and 205,771 at December 31, 2024 and 2023, respectively	2,085	2,058
Additional paid-in capital	1,291,100	1,222,236
Accumulated other comprehensive income	921	1,337
Accumulated deficit	(1,770,040)	(1,681,159)
Total stockholders’ deficit	(475,934)	(455,528)
Total liabilities and stockholders’ deficit	$490,420	$516,960
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues	$450,712	$331,412	$270,827
Expenses:
Cost of product sales	12,269	4,481	6,408
Research and development	174,638	216,566	253,297
Selling, general and administrative	266,132	213,894	159,371
Royalty	216	180	186
Total operating expenses	453,255	435,121	419,262
Loss from operations	(2,543)	(103,709)	(148,435)

Other (expense) income:
Interest income	14,746	15,777	5,127
Interest expense	(98,516)	(108,239)	(99,092)
Loss on extinguishment of debt	—	(29,019)	—
Foreign currency losses, net	(641)	(1,039)	(1,983)
Total other expense	(84,411)	(122,520)	(95,948)

Loss before income taxes	(86,954)	(226,229)	(244,383)
Income tax expense	1,927	310	2,733
Net loss	$(88,881)	$(226,539)	$(247,116)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(776)	180	890
Unrealized gain (loss) on available for sale investments	360	1,131	(1,041)
Total other comprehensive (loss) income	(416)	1,311	(151)
Net comprehensive loss	$(89,297)	$(225,228)	$(247,267)

Basic and diluted net loss per common share	$(0.43)	$(1.18)	$(1.33)
Weighted average shares outstanding	206,696	192,198	185,908
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(88,881)	$(226,539)	$(247,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,246	1,655	1,437
Inventory obsolescence	1,350	422	932
Stock-based compensation expense	65,413	55,615	44,701
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	67,607	85,803	98,918
Amortization of premium (discount) on investments, net	(11,473)	(10,263)	(1,777)
Loss on extinguishment of debt	—	29,019	—
Loss on impairment	—	1,548	—
Changes in operating assets and liabilities:
Receivables	(22,698)	(6,095)	(21,470)
Inventory	(4,164)	(1,450)	(12,423)
Prepaid expenses and other assets	1,959	(6,820)	(2,583)
Accounts payable and accrued expenses	(62,379)	(16,806)	(22,360)
Deferred revenue	—	(1,230)	(109)
Net cash used in operating activities	(52,020)	(95,141)	(161,850)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,124)	(2,168)	(1,351)
Purchases of investments	(266,763)	(514,407)	(244,283)
Maturities of investments	320,480	385,077	117,396
Net cash provided by (used in) investing activities	52,593	(131,498)	(128,238)

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	3,444	8,340	14,765
Common stock issued to directors in lieu of cash retainer	34	342	190
Withholding taxes paid on stock-based awards	(7,535)	(2,172)	—
Net proceeds from secured term loans	—	300,000	73,072
Repayment of Athyrium secured term loans principal	—	(240,452)	—
Prepayment and repayment fees on Athyrium secured term loans	—	(21,261)	—
Payment of debt issuance costs on Pharmakon Tranche A term loan	—	(11,147)	—
Principal payments on finance lease liabilities	(1,704)	(1,165)	—
Net cash (used in) provided by financing activities	(5,761)	32,485	88,027

Effect of exchange rates on cash, cash equivalents and restricted cash	(936)	362	566
Decrease in cash, cash equivalents and restricted cash	(6,124)	(193,792)	(201,495)

Cash, cash equivalents and restricted cash:
Beginning of year	112,447	306,239	507,734
End of year	$106,323	$112,447	$306,239

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$104,713	$110,643	$304,767
Restricted cash	210	1,804	1,472
Restricted cash in other assets	1,400	—	—
Total cash, cash equivalents and restricted cash	$106,323	$112,447	$306,239

Supplemental cash flow disclosure:
Cash paid for interest	$30,383	$22,139	$—
Cash paid for taxes	$1,603	$1,434	$3,542
Taxes withheld on stock-based awards included in accrued expenses	$758	$4,199	$1,990
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2021	184,350	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)
Net loss	—	—	—	—	(247,116)	(247,116)
Other comprehensive loss	—	—	—	(151)	—	(151)
Exercise of stock options, net	2,573	26	11,874	—	—	11,900
Vesting of restricted stock units	439	4	(4)	—	—	—
Employee stock purchase plan sales	260	3	2,859	—	—	2,862
Exercise of warrants	253	3	—	—	—	3
Issuance of shares to directors in lieu of cash retainer	31	—	190	—	—	190
Stock-based compensation expense	—	—	44,701	—	—	44,701
Balance at December 31, 2022	187,906	$1,879	$1,158,118	$26	$(1,454,620)	$(294,597)
Net loss	—	—	—	—	(226,539)	(226,539)
Other comprehensive income	—	—	—	1,311	—	1,311
Exercise of stock options, net	1,276	13	6,101	—	—	6,114
Vesting of restricted stock units	1,276	13	(13)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(59)	(1)	(369)	—	—	(370)
Employee stock purchase plan sales	338	4	2,592	—	—	2,596
Exercise of warrants	14,997	150	(150)	—	—	—
Issuance of shares to directors in lieu of cash retainer	37	—	342	—	—	342
Stock-based compensation expense	—	—	55,615	—	—	55,615
Balance at December 31, 2023	205,771	$2,058	$1,222,236	$1,337	$(1,681,159)	$(455,528)
Net loss	—	—	—	—	(88,881)	(88,881)
Other comprehensive income	—	—	—	(416)	—	(416)
Exercise of stock options	548	5	2,275	—	—	2,280
Vesting of restricted stock units	1,902	19	(19)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(94)	(1)	(688)	—	—	(689)
Employee stock purchase plan sales	412	4	1,849	—	—	1,853
Issuance of shares to directors in lieu of cash retainer	4	—	34	—	—	34
Stock-based compensation expense	—	—	65,413	—	—	65,413
Balance at December 31, 2024	208,543	$2,085	$1,291,100	$921	$(1,770,040)	$(475,934)
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
Note 1— Significant Accounting Policies and Concentrations of Risk
The Company
BioCryst Pharmaceuticals, Inc. (the “Company”) is a global biotechnology company with a deep commitment to improving the lives of people living with hereditary angioedema (“HAE”) and other rare diseases. The Company leverages its expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and injectable protein therapeutics to target difficult-to-treat rare diseases. The Company was founded in 1986 and incorporated in Delaware in 1991, and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule and protein therapeutics through the process known as structure-guided drug design.
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
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at December 31, 2024 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (2) royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change its overhead structure; and/or (6) securing U.S. Government funding of its programs, including obtaining procurement contracts. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances among the consolidated entities have been eliminated from the consolidated financial statements. The Company operates and manages its business as one reportable and operating segment (see “Note 17—Segment Information”).
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
Revenue Recognition
The Company recorded the following revenues for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Product sales, net	$442,668	$324,696	$267,710
Collaborative and other revenues	8,044	6,716	3,117
Total revenues	$450,712	$331,412	$270,827
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
Product Sales, Net
The Company’s principal sources of product sales are sales of ORLADEYO, which the Company began shipping to patients in December 2020 and sales of peramivir (RAPIVAB/RAPIACTA/PERAMIFLU) to the Company’s licensing partners and to the U.S. Department of Health and Human Services (“HHS”). In the United States, the Company generally ships ORLADEYO directly to patients through a single specialty pharmacy, which is considered its customer. Outside the United States, the Company sells ORLADEYO to specialty distributors and to hospitals and pharmacies, which collectively are considered its customers.
The Company recognizes revenue for sales when the customer obtains control of the product, which generally occurs upon delivery.
Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes reserves for variable consideration such as (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves, representing the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contracts and statutory requirements, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if no payments are required of the Company or a current liability if a payment is required of the Company. Actual amounts of consideration may differ from the Company's estimates. If actual results vary from estimates, these estimates are adjusted, which would affect net product revenue and earnings in the period such variances become known.

Government and Managed Care Rebates. The Company contracts with government agencies and managed care organizations or, collectively, third-party payors, so that ORLADEYO will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized, resulting in a reduction of product revenue and the establishment of a current liability. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company's contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, and (iii) product distribution information obtained from the Company's specialty pharmacy regarding payor mix.
Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from the Company’s specialty pharmacy. These customers purchase the Company’s product under contracts negotiated between them and the Company’s specialty pharmacy. The specialty pharmacy, in turn, charges back to the Company the difference between the price that the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price with the Company. The Company estimates chargebacks and adjusts gross product revenues and establishes a current liability at the time revenues are recognized.
Co-payment assistance and patient assistance programs. Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and co-payment assistance utilization reports received from the specialty pharmacy, the Company estimates the co-payment assistance amounts, which are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and establishment of a current liability. The Company also offers a patient assistance program that provides free drug product, for a limited period of time, to allow a patient’s insurance coverage to be established. Based on patient assistance program utilization reports provided by the specialty pharmacy, the Company records gross revenue of the product provided and a full reduction of the revenue amount for the free drug discount.
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
Restricted Cash
Total restricted cash was $1,610 and $1,804 as of December 31, 2024 and 2023, respectively, and primarily consisted of $1,400 and $1,493 as of December 31, 2024 and 2023, respectively, for a letter of credit the Company is required to maintain associated with its Birmingham lease. The letter of credit associated with the Birmingham lease of $1,400 is reflected within other assets on the Consolidated Balance Sheets as of December 31, 2024.
Investments
The Company invests in high credit quality investments in accordance with its investment policy. The objectives of the Company’s investment policy are to eliminate or greatly minimize the probability of a loss of principal value, maintain sufficient liquidity to meet cash flow requirements, and earn a competitive level of return. The Company places its excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of its credit exposure. In accordance with its policy, the Company is able to invest in marketable debt securities that may consist of U.S. Treasury obligations, U.S government agency securities, money market funds, certificates of deposits, corporate notes and bonds, and commercial paper. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of two years and requires an average portfolio maturity of no more than 12 months. Some of the securities in which the Company invests may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company schedules its investments with maturities that coincide with expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, the Company does not believe it has a material exposure to interest rate risk arising from its investments. Generally, the Company’s investments are not collateralized. The Company has not realized any significant losses from its investments.
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
Assets measured at fair value on a recurring basis include investments (See “Note 3—Investments”). There were no liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023. The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Trade Receivables
The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.
Receivables from collaborations are recorded for amounts due to the Company related to royalty receivables from the Company’s partners, including Shionogi & Co., Ltd., Green Cross, and Torii (See “Note 15—Collaborative and Other Relationships”).
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
The Company’s inventory is subject to expiration dating. At each reporting date, the Company evaluates the carrying value of its inventory and provides valuation reserves for any estimated excess, obsolete, short-dated or unmarketable inventory. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment. Additionally, the Company’s inventory is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company will record a write-down of any potential unmarketable inventory to its estimated net realizable value and record the expense as cost of product in the Consolidated Statements of Comprehensive Loss.
Prior to obtaining initial regulatory approval for an investigational product candidate, the Company expenses costs relating to production of pre-launch inventory as research and development expense in its Consolidated Statements of Comprehensive Loss in the period incurred. After regulatory approval has been received, the Company capitalizes inventory costs.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment and office equipment are depreciated over a life of three years. Laboratory equipment, software, and furniture and fixtures are depreciated over a life of five years. Leasehold improvements are amortized over their estimated useful lives or the expected lease term, whichever is less. Construction in progress reflects amounts incurred for construction or improvements of property and equipment that have not been placed in service.
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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the Company underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of December 31, 2024 and 2023, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
Cost of Product Sales
Cost of product sales includes the cost of producing and distributing inventory that is related to product revenue during the respective period, including freight. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of product sales may also include costs related to excess or obsolete inventory adjustment charges.
Research and Development Expenses
Research and development expenses consist of costs associated with research activities as well as those with the Company’s product development efforts, conducting preclinical trials, clinical trials and manufacturing activities. Research and development expenses are expensed as incurred. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by the Company over the service periods specified in the contracts, and estimates are adjusted based upon the Company’s ongoing review of the level of services actually performed. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed.
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
Indirect costs of the Company’s clinical programs include lab supplies and services, facility expenses, depreciation of development equipment and an allocation of its general and administrative overhead costs that support the Company’s research and development efforts.
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
Advertising costs related to ORLADEYO of $13,566, $14,404 and $14,891 were expensed as incurred for the years ended December 31, 2024, 2023 and 2022, respectively.
All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.
Leases
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of December 31, 2024. The Company determines whether a contract is, or contains, a lease at inception. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases. The Company elected the practical expedient that exempts leases with an initial lease term of twelve months or less, as well as the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components.
Certain of the Company’s operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheets represent payments over the lease term, which include renewal options for certain real estate leases that the Company is likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.
The discount rate used to determine the Company’s right-of-use asset and lease liability is the Company’s incremental borrowing rate on a collateralized basis over a similar term and amount in a similar economic environment, as generally an implicit rate in the lease is not readily determinable.
The Company has not made any residual value guarantees related to its leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the stock price volatility and the expected term. The Company utilizes the Black-Scholes option-pricing model to value its stock option awards and recognize compensation expense on a straight-line basis over the requisite service period. The Company reduces stock-based compensation expense for estimated forfeitures. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, the Company has outstanding performance-based restricted stock unit awards for which no compensation expense is recognized until it is probable that the performance condition will be achieved. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Interest Expense, Deferred Financing Costs and Royalty Financing Obligations
Interest expense primarily relates to the royalty financing obligations (see “Note 8—Royalty Financing Obligations”) and the term loan borrowings under the Pharmakon Loan Agreement (see “Note 9—Debt”) during the year ended December 31, 2024 and to the secured term loan borrowings under the Athyrium Credit Agreement (see Note 9—Debt”) during the years ended December 31, 2023 and 2022.
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
The royalty financing obligations are eligible to be repaid based on royalties from net sales of ORLADEYO. Interest expense is accrued using the effective interest rate method over the estimated period each of the related liabilities will be paid. This requires the Company to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. The Company imputes interest on the carrying value of each of the royalty financing obligations and records interest expense using an imputed effective interest rate. The Company reassesses the expected royalty payments each reporting period and accounts for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that the Company make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
Income Taxes
The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance against substantially all potential tax assets, due to uncertainties in its ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of future earnings in each of the jurisdictions in which the Company operates and the period over which its deferred tax assets will be recoverable.
The Company accounts for uncertain tax positions in accordance with U.S. GAAP. Uncertain tax positions are recorded based upon certain recognition and measurement criteria. The Company re-evaluates uncertain tax positions and considers various factors, including, but not limited to, changes in tax law and the measurement of tax positions taken or expected to be taken in tax returns. The Company adjusts the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain tax positions. The Company recognizes interest and penalties related to income tax matters in income tax expense.
Beginning in fiscal year 2021, the Company began accruing for U.S. state taxes and foreign income taxes as a result of increased nexus in both U.S. state and foreign jurisdictions where historically the Company had no presence and where no net operating losses had historically been established.
In addition, starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five-year period for activities performed within the U.S. or a 15-year period for activities performed outside the U.S. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year six for activities conducted in the U.S. or year sixteen in the case of development conducted on foreign soil.
Certain countries in which the Company has operations have adopted legislation influenced by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two rules, including a minimum tax rate of 15%. It is uncertain whether the U.S. will enact legislation to adopt the Pillar Two framework. While the Company is currently not within the scope of the rules, it is continuing to review and evaluate additional guidance released by the OECD, along with the pending legislative adoption by additional individual countries where the Company operates.
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
Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, after giving consideration to the dilutive effect of potentially dilutive common shares. The Company has generated a net loss in all periods presented, so the diluted net loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s equity compensation plans would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding as of December 31, 2024 and 2023, from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	December 31,
	2024	2023
Outstanding stock options	44,240	41,032
Unvested restricted stock unit awards	10,112	6,507
Total	54,352	47,539
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the years ended December 31, 2024, 2023 and 2022.

Significant Customers and Other Risks
Significant Customers
The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO in the United States.
ORLADEYO is generally distributed through an arrangement with a single specialty pharmacy in the United States. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) and dispenses product to patients. The specialty pharmacy’s inability or unwillingness to continue these distribution activities could adversely impact the Company’s business, results of operations and financial condition.
The Company is distributing ORLADEYO in other global markets directly or through distributors, except in Japan where Torii (See “Note 15—Collaborative and Other Relationships”), the Company’s collaborative partner, has the exclusive right to commercialize ORLADEYO.
Additionally, HHS is the primary customer for peramivir. The Company was awarded a procurement contract in 2024 (See “Note 15—Collaborative and Other Relationships”). HHS exercised the remaining options for the purchase of peramivir under the historical procurement contract during 2022 (See “Note 15—Collaborative and Other Relationships”).
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of the title and position of the chief operating decision maker and requires that public entities with a single reportable segment provide all disclosures required by this update and existing disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Retrospective application is required to all prior periods presented in the financial statements. The Company adopted ASU 2024-07 as of January 1, 2024. The adoption of this standard resulted in additional disclosures but did not have a material effect on the Company’s consolidated balance sheet, statement of comprehensive loss, or statement of cash flows (see “Note 17—Segment Information”).

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
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities, on an annual and interim basis, to provide disaggregated disclosure of certain income statement expenses into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2024-03.
Note 2— Revenue
The Company recorded the following revenues for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
ORLADEYO:
U.S.	$385,961	$288,361	$226,358
Outside of U.S.	51,699	37,629	25,275
Total ORLADEYO	437,660	325,990	251,633
Other revenues	13,052	5,422	19,194
Total revenues	$450,712	$331,412	$270,827
ORLADEYO revenues represent total revenues from product sales, collaborative revenues, and royalties. Other revenues primarily relate to the Company’s product sales and royalties for peramivir.
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
Assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2024
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$236,460	$—	$236,460
Total assets	$—	$236,460	$—	$236,460

	December 31, 2023
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$277,358	$—	$277,358
Certificates of deposit	—	986	—	986
Total assets	$—	$278,344	$—	$278,344
As of December 31, 2024, the Company had four securities with a total estimated fair market value of $44,100 in an unrealized loss position. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not have an intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.
The following tables summarize the fair value of the Company’s investments by type (in thousands):

	December 31, 2024
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$234,902	$1,121	$451	$(14)	$236,460
Total investments	$234,902	$1,121	$451	$(14)	$236,460

	December 31, 2023
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$277,151	$121	$150	$(64)	$277,358
Certificates of deposit	980	14	—	(8)	986
Total investments	$278,131	$135	$150	$(72)	$278,344

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Maturing in one year or less	$216,137	$278,344
Maturing after one year through two years	20,323	—
Total investments	$236,460	$278,344
Note 4— Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At December 31, 2024 and 2023, receivables, net of reserves, related to sales of ORLADEYO were $76,282 and $54,149, respectively. At December 31, 2024 and 2023, receivables related to sales of RAPIVAB were $564 and $505, respectively.
Collaborations
At December 31, 2024 and 2023 receivables from collaborations related to receivables from our royalty partners and were $2,223 and $2,296, respectively.
Note 5— Inventory
At December 31, 2024 and 2023, the Company’s inventory primarily related to ORLADEYO. Inventory also included peramivir, which is primarily manufactured for the Company’s partners.
The Company’s inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$10,006	$6,449
Work-in-process	16,152	17,591
Finished goods	7,765	6,242
Total inventory	33,923	30,282
Reserves	(2,649)	(1,599)
Total inventory, net	$31,274	$28,683

Note 6— Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Furniture and fixtures	$1,463	$1,384
Office equipment	729	719
Software	1,252	1,252
Laboratory equipment	6,222	5,559
Leasehold improvements	10,363	10,206
Construction in progress	97	—
Total property and equipment	20,126	19,120
Less accumulated depreciation and amortization	(12,349)	(11,210)
Property and equipment, net	$7,777	$7,910
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $1,246, $1,655, and $1,437, respectively. During the year ended December 31, 2023, the Company recorded an impairment loss of $1,548 and contract termination fees of $440 related to the discontinuation of the Birmingham research facilities expansion, which was recognized in research and development expenses during the year ended December 31, 2023. The Company did not record any impairment losses during the years ended December 31, 2024 and December 31, 2022.
Note 7— Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation and benefits	$48,631	$36,518
Revenue-related reserves for discounts and allowances	32,116	26,509
Royalties payable	14,590	18,524
Development costs	9,198	13,677
Other	8,757	7,654
Total accrued expenses	$113,292	$102,882
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

Under the Royalty Purchase Agreements, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI and OMERS, third-party audits of royalties paid under the Royalty Purchase Agreements, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as was permitted to be incurred under the terms of the Athyrium Credit Agreement (as defined in Note 9 herein) through its payoff and termination on April 17, 2023 or, subsequent to that date, the Pharmakon Loan Agreement (as defined in Note 9 herein), as applicable. See “Note 9—Debt” for further details on the Athyrium Credit Agreement and the Pharmakon Loan Agreement. The restrictions under the Royalty Purchase Agreements on the ability of the Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreements.
The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s Consolidated Balance Sheets. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at their carrying value using the effective interest method. As of December 31, 2024 and 2023, the carrying value of the royalty financing obligations under the Royalty Purchase Agreements approximated fair value and was measured based on the Company’s current estimates of future payments to RPI and OMERS over the lives of the agreements, which are considered Level 3 inputs. The Company utilizes the prospective method to account for subsequent changes in the estimated future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using internal projections of future net product sales, which are based on key assumptions, including paid patients and price. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. On a quarterly basis, the Company assesses the projected royalty payments relative to the projected interest accretion for the next twelve months to determine if the royalty liability balance is reduced relative to the current outstanding liability, which would signify a repayment of the principal. In such case of excess payments relative to interest accretion for the next twelve months, the excess payments are considered to be a short-term liability and classified within current liabilities on the Company’s Consolidated Balance Sheets.
During the year ended December 31, 2024, there were no significant changes to the amount and timing of expected royalties under the Royalty Purchase Agreements based on the Company’s latest forecasts related to ORLADEYO sales. There was a decrease in the estimated amount and timing of expected royalties under the 2021 RPI Royalty Purchase Agreement based on the Company's latest forecasts for its research and development programs as there are no longer any forecasted future royalties for BCX10013 due to the Company's announced plan to discontinue development of that program.

The following table shows the royalty financing obligations activity for the years ended December 31, 2024, 2023, and 2022 (in thousands) as well as the effective interest rate as of December 31, 2024:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2021	$147,224	$153,377	$148,774	$449,375
Deferred financing costs	—	(34)	—	(34)
Non-cash Interest expense on Royalty financing obligations	39,994	22,239	14,249	76,482
Royalty revenues paid and payable	(22,237)	(1,931)	—	(24,168)
Balance as of December 31, 2022	$164,981	$173,651	$163,023	$501,655
Non-cash Interest expense on Royalty financing obligations	38,267	14,188	17,901	70,356
Royalty revenues paid and payable	(28,768)	(2,494)	(9,150)	(40,412)
Balance as of December 31, 2023	$174,480	$185,345	$171,774	$531,599
Non-cash Interest expense on Royalty financing obligations	39,585	—	16,384	55,969
Royalty revenues paid and payable	(33,652)	(4,205)	(35,982)	(73,839)
Balance as of December 31, 2024	$180,413	$181,140	$152,176	$513,729

Effective interest rate	21.5%	—%	9.9%
Deferred financing costs pursuant to the Royalty financing obligations, which consist primarily of advisory and legal fees, totaled $8,532 as of December 31, 2024 and 2023. The Royalty financing obligations liabilities and the associated deferred issuance costs are amortized using the effective interest method over the term of the arrangement.
Concurrent with entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement pursuant to which the Company sold common stock to RPI for a premium of $4,269. This premium has been deferred and is being amortized through interest expense using the effective interest method over the term of the applicable arrangement.
Note 9—Debt
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
The Pharmakon Loan Agreement also provided for three additional term loan tranches, at the Company’s option, in principal amounts of $50,000 each (each a “Subsequent Tranche Loan” and, collectively with the Tranche A Loan, the “Pharmakon Term Loans” and each, a “Pharmakon Term Loan”), which could have been requested on or prior to September 30, 2024. The Company chose not to request any Subsequent Tranche Loans and the options have since expired. The maturity date of the Pharmakon Loan Agreement is April 17, 2028 (the “Maturity Date”), the fifth anniversary of the Tranche A Closing Date.
The Pharmakon Loan Agreement provides for quarterly interest-only payments until the Maturity Date, with the unpaid principal amount of the outstanding Pharmakon Term Loans due and payable on the Maturity Date. During the first 18 months following the Tranche A Closing Date, the Company had the option to make a portion of the applicable interest payment on the Tranche A Loan in-kind (a “Pharmakon PIK Interest Payment”) by capitalizing as principal up to 50% of the amount of interest accrued on the Tranche A Loan during the applicable interest period. The Pharmakon Term Loans bear interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which shall be no less than 1.75%, plus 7.00%, per annum or, for each interest period in which a Pharmakon PIK Interest Payment was made, with respect to the Tranche A Loan, SOFR plus 7.25%, per annum.
The Tranche A Loan accrued interest at an effective interest rate of 13.14% and 13.30% for the years ended December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the year ended December 31, 2024 was $39,874. As allowable under the Pharmakon Loan Agreement, the Company designated and accounted for 50% of the quarterly interest payments for each of the three months ended March 31, 2024 and June 30, 2024 as a Pharmakon PIK Interest Payment and the total amount of $10,041 has been added to the outstanding principal balance of the borrowing. The Company did not elect to account for 50% of the quarterly interest payment for the three months ended September 30, 2024 as a Pharmakon PIK Interest Payment. The remaining 50% of the total quarterly interest payments for the three months ended March 31, 2024 and June 30, 2024 and the full quarterly interest payments for the three months ended September 30, 2024 and December 31, 2024 totaling $29,833 in aggregate have been paid at the end of each quarterly period. As of December 31, 2024, borrowings, including the Pharmakon PIK Interest Payments, totaled $323,704.
As of December 31, 2023, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the year ended December 31, 2023 was $27,326. As allowable under the Pharmakon Loan Agreement, the Company designated and accounted for 50% of the quarterly interest payments for the year ended December 31, 2023 as a Pharmakon PIK Interest Payment and the total amount of $13,663 has been added to the outstanding principal balance of the borrowing. The remaining 50% of the total quarterly interest payments of $13,663 was paid at the end of each quarterly period. As of December 31, 2023, borrowings, including the Pharmakon PIK Interest Payments, totaled $313,663.

The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
Incurred debt fees and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement totaled $11,147 and have been deferred and are being amortized as interest expense on an effective interest rate method over the remaining term of the Tranche A Loan. Deferred financing amortization of $1,597 and $715 was recognized for the years ended December 31, 2024 and 2023, respectively.
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
The Athyrium Term Loans accrued interest at an effective interest rate of 13.71% during the period in which the debt was outstanding for the year ended December 31, 2023 compared to 12.87% for the year ended December 31, 2022.
Quarterly interest payments under the Athyrium Credit Agreement for the year ended December 31, 2023 totaled $8,476. Quarterly interest payments under the Athyrium Credit Agreement for the year ended December 31, 2022 totaled $23,387 and were designated and accounted for as Athyrium PIK Interest Payments and added to the outstanding principal balance of the borrowing. From the Athyrium Term Loans’ inception through December 31, 2022, the quarterly interest payments were designated and accounted for as Athyrium PIK Interest Payments and added to the outstanding principal balance of the borrowing. The quarter ended December 31, 2022 was the last period eligible for the Athyrium PIK Interest

Payment designation. Deferred financing amortization of $1,069 and $916 was recognized for the years ended December 31, 2023 and 2022, respectively.
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
Note 10— Lease Obligations
The Company leases certain assets under operating leases, which primarily consist of real estate leases, and finance leases, which generally consist of laboratory equipment leases and office equipment leases, as of December 31, 2024. Renewal options for the Company’s real estate leases are three years in length and begin from 2025 through 2030.
Lease expense under operating and finance leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease expense	$2,301	$2,018	$1,578
Finance lease expense:
Amortization of right-of-use assets	1,766	1,212	816
Interest on lease liabilities	316	201	138
Total finance lease expense	$2,082	$1,413	$954
Other supplemental information related to leases was as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	9.0 years	9.7 years
Finance leases	2.6 years	3.0 years
Weighted average discount rate:
Operating leases	10.91%	10.88%
Finance leases	8.66%	7.46%

The following table summarizes the presentation in the Consolidated Balance Sheets of the Company’s operating leases (in thousands):

		As of December 31,
	Balance Sheet Location	2024	2023
Operating lease assets:
Operating lease assets, net	Right of use assets	$8,061	$8,682
Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities – current liabilities	$937	$1,058
Non-current operating lease liabilities	Operating lease liabilities – long-term liabilities	7,924	8,390
Total operating lease liabilities		$8,861	$9,448
The following table summarizes the presentation in the Consolidated Balance Sheets of the Company’s finance leases (in thousands):

		As of December 31,
	Balance Sheet Location	2024	2023
Finance lease assets:
Finance lease assets, net	Right of use assets	$3,947	$4,322
Finance lease liabilities:
Current finance lease liabilities	Finance lease liabilities – current liabilities	$1,835	$1,590
Non-current finance lease liabilities	Finance lease liabilities – long-term liabilities	2,124	2,845
Total finance lease liabilities		$3,959	$4,435
Operating lease assets are recorded net of accumulated amortization of $6,065 and $4,794 as of December 31, 2024 and 2023, respectively. Finance lease assets are recorded net of accumulated amortization of $4,059 and $2,293 as of December 31, 2024 and 2023, respectively.
Maturities of lease liabilities as of December 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$1,857	$2,106
2026	1,742	1,279
2027	1,650	809
2028	1,383	257
2029	996	—
Thereafter	6,922	—
Total lease payments	14,550	4,451
Less imputed interest	(5,689)	(492)
Total	$8,861	$3,959

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$316	$201	$898
Operating cash flows for operating leases	$2,156	$1,920	$1,555
Financing cash flows for finance leases	$1,704	$1,165	$—

Operating lease assets obtained in exchange for operating lease liabilities:	$438	$4,695	$755
Finance lease assets obtained in exchange for finance lease liabilities:	$1,391	$2,971	$1,302
Non-cash increase to operating lease assets due to remeasurement of operating lease liabilities:	$254	$924	$—
Note 11— Stockholders’ Equity
Sales of Common Stock
On February 27, 2024, the Company filed an automatic shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective automatically upon filing and allows the Company to sell an indeterminate number of securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, from time to time at prices and on terms to be determined at the time of sale.
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
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2024	2023
Shares reserved for exercises of outstanding stock options	44,240	41,032
Shares reserved for vesting of restricted stock units	10,112	6,507
Shares reserved for future issuance under the Stock Incentive Plan	1,065	3,376
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,699	1,651
Shares reserved for future issuance under the Employee Stock Purchase Plan	5,042	5,454
Total shares reserved for future issuance	62,158	58,020
Note 12— Stock-Based Compensation
As of December 31, 2024, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 22, 2024 and approved by the Company’s stockholders on June 12, 2024. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.

The Company recorded the following stock-based compensation expense (in thousands):

	Years Ended December 31,
	2024	2023	2022
Incentive Plan	$56,207	$44,581	$36,716
Inducement Plan	8,414	9,958	6,550
ESPP	792	1,076	1,435
Stock-based compensation expense	$65,413	$55,615	$44,701
Total stock-based compensation was allocated as follows:

	Years Ended December 31,
	2024	2023	2022
Research and development	$31,285	$29,377	$24,936
Selling, general and administrative	34,128	26,238	19,765
Total stock-based compensation expense	$65,413	$55,615	$44,701
Retirement Policy
In July 2024, the Company adopted the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy (the “Retirement Policy”). The Retirement Policy provides for the continued vesting of certain unvested awards granted more than one year prior to the date of retirement according to the original vesting schedule of the award. Employees are eligible for the Retirement Policy upon meeting age, service, and notice period requirements and receipt of notice of their eligibility from the Company. The Company considered the adoption of the Retirement Policy to be a modification of existing awards under ASC Topic 718, Compensation - Stock Compensation. The modification did not result in any incremental compensation cost. However, the adoption of the Retirement Policy resulted in a new estimate of the requisite service period for certain awards. In connection with the modification as a result of the adoption of the Retirement Policy, the Company accelerated the recognition of stock-based compensation expense of $7,569 during the year ended December 31, 2024.
Stock Incentive Plan
The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock option awards and restricted stock unit awards granted to employees generally vest 25% each year until fully vested after four years.
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
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	35,505	$8.24
Granted	7,106	7.32
Exercised	(350)	4.56		$863
Cancelled or Forfeited	(3,179)	9.99
Outstanding at December 31, 2024	39,082	$7.96	6.71	$30,075
Exercisable at December 31, 2024	24,462	$7.99	5.29	$24,280
Vested and expected to vest at December 31, 2024	37,302	$7.95	6.61	$29,384
The total intrinsic value of stock option awards exercised under the Incentive Plan was $3,601 and $21,150 during the years ended December 31, 2023 and 2022, respectively. The aggregate intrinsic value represents the total proceeds (calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the exercise date) received by all individuals who exercised stock option awards during the period.
The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,592	$8.67
Granted	5,942	7.32
Vested	(1,686)	9.12
Forfeited	(559)	8.61
Unvested at December 31, 2024	9,289	$7.73
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during 2024, 2023, and 2022 was $7.32, $6.71, and $11.20, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
As of December 31, 2024, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Incentive Plan was $58,333, which is expected to be recognized over a weighted average period of 1.9 years.
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

The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,527	$8.77
Granted	522	6.40
Exercised	(198)	3.45		$495
Cancelled or Forfeited	(693)	10.98
Outstanding at December 31, 2024	5,158	$8.44	6.94	$7,354
Exercisable at December 31, 2024	3,292	$7.70	6.17	$6,543
Vested and expected to vest at December 31, 2024	4,790	$8.31	6.85	$7,218
The total intrinsic value of stock option awards exercised under the Inducement Plan was $1,803 and $3,710 during the years ended December 31, 2023 and 2022, respectively. The aggregate intrinsic value represents the total proceeds (calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the exercise date) received by all individuals who exercised stock option awards during the period.
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	915	$9.90
Granted	324	6.51
Vested	(216)	10.25
Forfeited	(200)	9.68
Unvested at December 31, 2024	823	$8.53
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during 2024, 2023, and 2022 was $6.51, $7.81, and $13.21, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
As of December 31, 2024, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Inducement Plan was $4,948, which is expected to be recognized over a weighted average period of 1.6 years.
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
Stock Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan during the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Expected Life in Years	5.7	5.7	5.5
Expected Volatility	83.5%	82.5%	84.2%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	4.5%	3.9%	3.6%
Weighted average grant date fair value per share	$5.28	$4.75	$7.57
The total fair value of the stock option awards vested under the Incentive Plan was $35,151, $33,731, and $28,916 during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, total unrecognized compensation cost related to unvested stock option awards granted under the Incentive Plan was $66,658, which is expected to be recognized over a weighted average period of 1.6 years.
Inducement Equity Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Inducement Plan during the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Expected Life in Years	5.8	5.6	5.5
Expected Volatility	83.3%	83.5%	84.2%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	4.2%	4.0%	3.2%
Weighted average grant date fair value per share	$4.61	$5.79	$9.54
The total fair value of the stock option awards vested under the Inducement Plan was $7,225, $7,698, and $4,659 during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, total unrecognized compensation cost related to unvested stock option awards granted under the Inducement Plan was $8,612, which is expected to be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,042 shares remain available for purchase at December 31, 2024. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than three thousand shares may be purchased by any one employee at each purchase date, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.

During the years ended December 31, 2024, 2023, and 2022, the Company issued 412, 338, and 260 shares of common stock under the ESPP, respectively, at a weighted average price per share of $4.50, $7.68, and $11.03, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during the years ended December 31, 2024, 2023, and 2022, were $1.99, $3.82, and $6.02, respectively.
Note 13— Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic	$(62,515)	$(206,674)	$(225,127)
Foreign	(24,439)	(19,555)	(19,256)
Loss before provision for income taxes	$(86,954)	$(226,229)	$(244,383)
The components of the (benefit) expense for income taxes were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current expense (benefit) provision:
U.S. Federal and state	$1,118	$(45)	$2,430
Foreign	1,163	1,037	292
Total current expense provision	2,281	992	2,722
Deferred expense (benefit) provision:
U.S. Federal and state	79	(120)	11
Foreign	(433)	(562)	—
Total deferred expense provision	(354)	(682)	11
Total expense provision	$1,927	$310	$2,733
The differences between the Company’s effective tax rate and the statutory tax rate in 2024, 2023, and 2022 were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Income tax benefit at federal statutory rate (21% for 2024, 2023 and 2022)	$(18,260)	$(47,328)	$(51,321)
State and local income taxes net of federal tax benefit	1,393	(3,477)	(1,816)
Permanent items	3,716	3,015	(1,608)
Research and development tax credits	(1,413)	(3,301)	(9,793)
Foreign rate differential	2,353	2,255	1,862
Other	2,496	1,656	(5,485)
Change in valuation allowance	11,642	47,490	70,894
Income tax expense	$1,927	$310	$2,733
The Company recognizes the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Company has concluded that it has an uncertain tax position pertaining to its research and development and orphan drug credit carryforwards. The Company has established these credits based on information and calculations it believes are appropriate and the best estimate of the underlying credit. Any changes to the Company’s unrecognized tax benefits are offset by an adjustment to the valuation allowance and there would be no impact on the Company’s financial statements. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. If recognized, none of these tax benefits would affect the effective tax rate due to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2024	2023
Balance at January 1,	$14,362	$13,844
Additions to current period tax positions	353	825
Reductions to prior period tax provisions	—	(307)
Balance at December 31,	$14,715	$14,362
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the IRC and similar state tax law.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net federal and state operating losses	$105,865	$108,753
Research and development credits	87,287	88,390
Royalty income	117,570	122,391
Stock-based compensation	34,486	26,113
Capitalized R&D	82,476	75,081
Leasing obligations	2,806	3,076
Other	22,693	17,515
Total deferred tax assets	453,183	441,319
Deferred tax liabilities:
Fixed assets	(797)	(678)
Right of use asset	(2,620)	(2,872)
Total deferred tax liabilities	(3,417)	(3,550)
Valuation allowance	(448,740)	(437,098)
Net deferred tax assets	$1,026	$671
The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a valuation allowance against substantially all the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $11,642, $47,490, and $70,894 in 2024, 2023, and 2022, respectively.
As of December 31, 2024, the Company had U.S. federal operating loss carryforwards of $403,528, state operating loss carryforwards of $177,492, foreign net operating losses of $93,275, and U.S. research and development and orphan drug credit carryforwards of $102,001, which will expire at various dates from 2025 through 2044. Federal losses, state losses, and research and development credit carryforwards began expiring in 2021. The foreign net operating losses have an indefinite carryforward period.

Tax years 2021-2024 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2021 are also open to examination for loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2024, 2023, and 2022.
As of December 31, 2024, the Company has minimal accumulated undistributed earnings generated by its foreign subsidiaries which have already been subject to local and U.S. tax as part of the global intangible low-taxed income provisions. The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund its international operations. In addition, the Company expects future U.S. cash generation will be sufficient to meet future U.S. cash needs.
Note 14— Employee 401(k) Plan
In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the IRC covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $6,030, $5,716, and $3,758 in 2024, 2023, and 2022, respectively.
Note 15— Collaborative and Other Relationships
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

Peramivir Injection (RAPIVAB, RAPIACTA, PERAMIFLU)
U.S. Department of Health and Human Services (“HHS”)
In September 2024, the HHS awarded the Company up to a $69,388 contract for the procurement of up to 95.6 thousand doses over a five-year period of RAPIVAB (peramivir injection) for the treatment of influenza. The contract, awarded by the HHS Office of the Administration for Strategic Preparedness and Response (“ASPR”), will supply the Center for the Strategic National Stockpile, the nation’s largest supply of life-saving pharmaceuticals and medical supplies for use in a public health emergency. The contract is structured with a 12-month base ordering period and four optional 12-month ordering periods, which the government can exercise on an annual basis. ASPR executed the first ordering period for $13,878 and the Company plans to supply 19.1 thousand doses to fulfill this option by September 29, 2025. The Company delivered 2.3 thousand doses of RAPIVAB under this contract in the fourth quarter of 2024 and recorded revenue of $1,672 for the year ended December 31, 2024.
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
Under the Clearside Agreement, Clearside received a $5,000 upfront license fee from the Company, which was recognized in research and development expenses during the year ended December 31, 2023. Clearside is eligible to receive up to an additional $30,000 in clinical and regulatory milestone payments, and up to a total of $47,500 in three post-approval sales-based milestone payments as annual global net sales progress to $2,000,000. The Company will pay Clearside tiered mid-single digit royalties on annual global net product sales, at three tiers, including a top tier of >$1,500,000.

Note 16— Workforce Reduction
In January 2024, the Company announced a reduction of workforce. The majority of the impacted employees had a termination date in January 2024, with certain employees exiting later in 2024. The Company notified the impacted employees in January 2024.
The Company incurred costs related to employee severance, benefits, and related costs which were accounted for as ongoing terminations benefits under ASC Topic 712, Nonretirement Postemployment Benefits. As of December 31, 2023, it was considered probable that payment would be owed and the amount of payment was considered to be reasonably estimable, which resulted in the recognition of $3,380 of costs related to the workforce reduction during the year ended December 31, 2023, of which $3,026 was recognized in research and development expenses and $354 was recognized in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. All of these costs were paid during the year ended December 31, 2024.
In addition, the employees impacted by the workforce reduction received an amount equal to the bonus amount the employee would have received through continued employment with the Company, which was considered a one-time termination benefit pursuant to ASC Topic 420, Exit or Disposal Costs. As a result, $1,264 was recognized during the three months ended March 31, 2024, the period in which the communication occurred, of which $1,201 was recognized in research and development expenses, and $63 was recognized in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. All of these costs were paid during the three months ended March 31, 2024.
The following table summarizes the accrued liability activity recorded in connection with the workforce reduction for the year ended December 31, 2024 (in thousands):

Balance at December 31, 2023	$3,380
Workforce reduction expense recorded during the year ended December 31, 2024	1,264
Amounts paid during the year ended December 31, 2024	(4,644)
Balance at December 31, 2024	$—
The Company does not expect to incur any additional significant costs related to this workforce reduction.
Note 17— Segment Information
The Company operates as one operating and reportable segment, centered around its commercialized product, ORLADEYO, and its pipeline with the goal of developing first-in-class or best-in-class oral small-molecule and injectable protein therapeutics to target difficult-to-treat rare diseases. The determination of a single segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Chief Executive Officer, as the CODM, uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods.
The CODM assesses performance and decides how to allocate resources based on consolidated net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment. The CODM uses consolidated cash, cash equivalents and investments as the measure of segment assets. As of December 31, 2024 and 2023, the Company’s cash, cash equivalents, and investments were $341,173 and $388,987, respectively.
The following table illustrates information about segment revenues, significant segment expenses, and segment net loss for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues	$450,712	$331,412	$270,827

Less[1]:
Cost of product sales	12,269	4,481	6,408
Research and development
Berotralstat	45,033	42,835	32,637
Factor D Program	24,072	94,517	174,234
BCX17725	32,417	19,133	—
Other research, preclinical and development costs	73,116	60,081	46,426
Selling, general and administrative	266,132	213,894	159,371
Royalty	216	180	186
Other segment items[2]	641	30,058	1,983
Interest income	(14,746)	(15,777)	(5,127)
Interest expense	98,516	108,239	99,092
Income tax expense	1,927	310	2,733
Segment net loss	(88,881)	(226,539)	(247,116)

Reconciliation of segment profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net loss	$(88,881)	$(226,539)	$(247,116)

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
[2] Other segment items included in Segment net loss include loss on extinguishment of debt and foreign currency losses, net.
All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see “Note 2—Revenue”.
Note 18— Commitments and Contingencies
Abbreviated New Drug Application
In January 2025, the Company received a Paragraph IV notice of certification (the “Notice Letter”) from Annora Pharma Private Limited (“Annora”) advising that Annora has submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of three patents listed in the FDA’s Orange Book: U.S. Patent Nos. 10,662,160; 11,117,867; and 11,618,733 (the “Challenged Patents”). The Notice Letter alleges that the Challenged Patents, which expire in 2039, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Annora’s ANDA. The Notice Letter does not challenge the following six ORLADEYO Orange Book patents that expire in 2035: U.S. Patent Nos. 10,125,102; 10,329,260; 10,689,346; 11,230,530; 11,708,333; and 12,116,346. The Company intends to vigorously defend its intellectual property rights protecting ORLADEYO.
Note 19— Subsequent Events
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioCryst Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BioCryst Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Royalty Financing Obligations

Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company entered into Royalty Purchase Agreements with third parties and received proceeds of approximately $425 million in exchange for the right to receive royalty payments based on future net revenues of the Company’s commercialized drug, ORLADEYO, and other drug candidates as specified in the agreements.

The Company recorded the Royalty Purchase Agreements as liability instruments (royalty financing obligations) on the balance sheet at their carrying value of $513.7 million as of December 31, 2024, and imputed interest expense, totaling $56.0 million for the year ending December 31, 2024, associated with these liabilities using the effective interest method. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The Company periodically assesses the amount and timing of expected royalty payments using internal projections of future net product sales.

Auditing the royalty financing obligations was judgmental due to the estimation uncertainty in determining the future net product sales included in the effective interest rate model. In particular, future net product sales are impacted by significant assumptions, including paid patients and price, which are affected by future market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for the royalty financing obligations, including controls over management’s review of the internal projections of future net product sales.

To evaluate the royalty financing obligations, our audit procedures included, among others, assessing the projections of future net product sales. We compared the significant assumptions noted above to historical, current industry, market and economic trends. We recalculated the current year interest expense based on the amortization schedules and estimates of royalties using the effective interest method and performed sensitivity analyses to evaluate the changes in the royalty financing obligations, and associated interest expense, that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Raleigh, North Carolina
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioCryst Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BioCryst Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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
February 25, 2025

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, a copy of which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each of those terms is defined in Item 408(a) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted an Insider Trading Policy which governs the purchase, sale, and other dispositions of the Company’s securities by us and our directors, officers, employees, and other covered persons. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

The other information required by this item is set forth under the captions “Items to be Voted upon — 1. Election of Directors,” “Executive Officers,” and “Corporate Governance” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “2024 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the caption “Corporate Governance” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Raleigh, NC, Auditor Firm ID: 42.
The information required by this item is set forth under the caption “Items to be Voted upon — 2. Ratification of Appointment of Independent Registered Public Accountants for 2025” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.

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

10.3&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 3, 2017). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2017.

10.4&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated September 17, 2018). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2018.

10.5&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 12, 2019). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 4, 2019.

10.6&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated March 19, 2020). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2020.

10.7&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 1, 2021). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2021.

10.8&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 18, 2022). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 7, 2022.

10.9&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 24, 2023). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 14, 2023.

10.10&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 22, 2024). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 13, 2024.

10.11&
Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed March 4, 2008.

10.12&
Form of Notice of Grant of Stock Option and Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed March 4, 2008.

10.13&	Standard Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed March 2, 2015.

10.14&
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

10.17&
Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed February 28, 2022.

10.18&
Form of Notice of Grant of Non-Employee Director Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 5, 2022.

10.19&
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 6, 2024.

10.20&	BioCryst Pharmaceuticals, Inc. Employee Stock Purchase Plan (as amended and restated as of July 7, 2023). Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 7, 2023.

10.21&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (effective as of April 24, 2019). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-231108) filed April 29, 2019.

10.22&	BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated February 7, 2020). Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 11, 2020.

10.23&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated July 17, 2020). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-245024) filed August 12, 2020.

10.24&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated July 23, 2021). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-259919) filed September 30, 2021.

10.25&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated August 31, 2022). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-267193) filed August 31, 2022.

10.26&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated as of October 26, 2023). Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 8, 2023.

10.27&
Form of Notice of Grant of Stock Option and Standard Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed March 1, 2021.

10.28&
Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed February 27, 2023.

10.29&	BioCryst Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, effective April 18, 2022. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 9, 2022.

10.30&
First Amendment to the BioCryst Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, effective June 10, 2024. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 6, 2024.

10.31&	BioCryst Pharmaceuticals, Inc. Annual Incentive Plan (effective as of December 16, 2020). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 17, 2020.

10.32&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed March 4, 2008.

10.33&
Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Jon P. Stonehouse, dated February 14, 2007. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed March 14, 2007.

10.34&
Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes, dated August 4, 2021. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 9, 2021.

10.35&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Charles Gayer, dated January 14, 2020. Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed March 1, 2021.

10.36&
Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Charles Gayer, dated September 24, 2021. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed November 4, 2021.

10.37&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Anthony Doyle, dated March 29, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 11, 2020.

10.38&
Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Anthony Doyle, dated September 24, 2021. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed November 4, 2021.

10.39&
Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Dr. Helen M. Thackray, dated February 18, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2021.

10.40&
Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Dr. Helen M. Thackray, dated September 24, 2021. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed November 4, 2021.

10.41†
License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed March 1, 2021.

10.42†
First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed March 1, 2021.

10.43
Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.44
Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.45†*
Purchase and Sale Agreement, dated as of December 7, 2020, between BioCryst Pharmaceuticals, Inc. and RPI 2019 Intermediate Finance Trust. Incorporated by reference to Exhibit 10.91 to the Company’s Form 10-K filed March 1, 2021.

10.46†*
Purchase and Sale Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and RPI 2019 Intermediate Finance Trust. Incorporated by reference to Exhibit 10.102 to the Company’s Form 10-K filed on February 28, 2022.

10.47†*
Purchase and Sale Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and OCM IP Healthcare Holdings Limited. Incorporated by reference to Exhibit 10.103 to the Company’s Form 10-K filed on February 28, 2022.

10.48†*
Common Stock Purchase Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and RPI Intermediate Finance Trust. Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-K filed on February 28, 2022.

10.49†*
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

(10.50)	Joinder Agreement, dated as of February 24, 2025, by and between BioCryst UK Limited and BioPharma Credit PLC.

10.51&
BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, effective July 1, 2024, as updated October 31, 2024. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 5, 2024.

(19)	BioCryst Pharmaceuticals, Inc. Insider Trading Policy.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification of the Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97	BioCryst Pharmaceuticals, Inc. Rule 10D-1 Clawback Policy. Incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed on February 27, 2024.

(101)
Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the fiscal year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

(104)	Cover Page Interactive Data File – The cover page from this annual report on Form 10-K for the fiscal year ended December 31, 2024 is formatted in Inline XBRL (contained in Exhibit 101).

†
Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

*	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
**
The certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

&	Management contracts.
( )	Filed herewith.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2025.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025:

Signature	Title(s)

/s/ Jon P. Stonehouse	President, Chief Executive Officer and Director
Jon P. Stonehouse	(Principal Executive Officer)

/s/ Anthony J. Doyle	Chief Financial Officer
Anthony J. Doyle	(Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Nancy J. Hutson	Chairperson of the Board, Director
Nancy J. Hutson, Ph.D.

/s/ George B. Abercrombie	Director
George B. Abercrombie

/s/ Stephen J. Aselage	Director
Stephen J. Aselage

/s/ Steven K. Galson	Director
Steven K. Galson, M.D.

/s/ Theresa M. Heggie	Director
Theresa M. Heggie

/s/ Alan G. Levin	Director
Alan G. Levin

/s/ Amy E. McKee	Director
Amy E. McKee, M.D.

/s/ Vincent J. Milano	Director
Vincent J. Milano

/s/ Machelle Sanders	Director
Machelle Sanders