Form 10-Q
period 2025-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2025-05-06
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 209,250,274 shares of common stock outstanding.

BIOCRYST PHARMACEUTICALS, INC.

When used in this report, unless otherwise indicated, “we,” “our,” “us,” the “Company,” and “BioCryst” refer to BioCryst Pharmaceuticals, Inc. and, where appropriate, its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the U.S. Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
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
•We may never achieve sustained profitability, and we may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations.
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
•We are subject to various laws and regulations related to our products and product candidates, and if we or our employees, consultants, or partners do not comply with these laws and regulations, we could face substantial penalties, and our reputation could be harmed. In addition, we and our partners may be subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners’ ability to market our products or develop our product candidates.
•If we fail to adequately protect or enforce our intellectual property rights, the value of those rights would diminish. Legal proceedings to protect or enforce our patents, the patents of our partners, or our other intellectual property rights could be expensive, time-consuming, and unsuccessful. If we fail to secure the rights to patents of others, this could adversely affect our business.
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

•If we fail to maintain effective internal control over financial reporting, we may not be able to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, adversely affect our business and operating results and negatively impact the trading price of our common stock.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$105,190	$104,713
Restricted cash	291	210
Short-term investments	189,902	216,137
Trade receivables	93,394	79,069
Inventory, net	6,873	8,087
Prepaid expenses and other current assets	14,327	13,752
Total current assets	409,977	421,968
Long-term inventory, net	25,097	23,187
Property and equipment, net	7,593	7,777
Long-term investments	20,548	20,323
Right of use assets	11,982	12,008
Other assets	4,850	5,157
Total assets	$480,047	$490,420

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,049	$11,644
Accrued expenses	92,635	113,292
Operating lease liabilities	1,071	937
Finance lease liabilities	1,795	1,835
Royalty financing obligations	34,305	32,676
Total current liabilities	139,855	160,384
Operating lease liabilities	7,779	7,924
Finance lease liabilities	2,314	2,124
Royalty financing obligations	466,613	481,053
Secured term loan	315,413	314,869
Total liabilities	931,974	966,354
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 209,208 at March 31, 2025 and 208,543 at December 31, 2024	2,092	2,085
Additional paid-in capital	1,314,857	1,291,100
Accumulated other comprehensive income	1,132	921
Accumulated deficit	(1,770,008)	(1,770,040)
Total stockholders’ deficit	(451,927)	(475,934)
Total liabilities and stockholders’ deficit	$480,047	$490,420
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$145,534	$92,761
Expenses:
Cost of product sales	4,568	1,265
Research and development	37,270	46,493
Selling, general and administrative	82,469	59,491
Total operating expenses	124,307	107,249
Income (loss) from operations	21,227	(14,488)

Other income (expense):
Interest income	3,024	4,031
Interest expense	(23,494)	(24,506)
Foreign currency gains (losses), net	1	(51)
Total other expense	(20,469)	(20,526)

Income (loss) before income taxes	758	(35,014)
Income tax expense	726	365
Net income (loss)	$32	$(35,379)

Other comprehensive income (loss):
Foreign currency translation adjustment	366	(253)
Unrealized loss on available for sale investments	(155)	(313)
Total other comprehensive income (loss)	211	(566)
Net comprehensive income (loss)	$243	$(35,945)

Net income (loss) per common share: basic	$0.00	$(0.17)
Weighted average shares of common stock outstanding: basic	208,882	206,064
Net income (loss) per common share: diluted	$0.00	$(0.17)
Weighted average shares of common stock outstanding: diluted	215,261	206,064
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$32	$(35,379)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	331	306
Inventory obsolescence	209	—
Stock-based compensation expense	21,368	13,652
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	14,058	19,440
Amortization of discount on investments, net	(1,383)	(3,181)
Changes in operating assets and liabilities:
Receivables	(13,987)	(3,839)
Inventory	(870)	(1,220)
Prepaid expenses and other assets	(132)	1,106
Accounts payable and accrued expenses	(47,143)	(44,569)
Net cash used in operating activities	(27,517)	(53,684)

Cash flows from investing activities:
Acquisitions of property and equipment	(143)	(235)
Purchases of investments	(48,762)	(88,009)
Maturities of investments	76,000	117,000
Net cash provided by investing activities	27,095	28,756

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	2,390	1,681
Common stock issued to directors in lieu of cash retainer	6	11
Withholding taxes paid on stock-based awards	(1,351)	(2,350)
Principal payments on finance lease liabilities	(516)	(390)
Net cash provided by (used in) financing activities	529	(1,048)

Effect of exchange rates on cash, cash equivalents and restricted cash	451	(340)
Increase (decrease) in cash, cash equivalents and restricted cash	558	(26,316)

Cash, cash equivalents and restricted cash:
Beginning of period	106,323	112,447
End of period	$106,881	$86,131

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$105,190	$84,333
Restricted cash	291	1,798
Restricted cash in other assets	1,400	—
Total cash, cash equivalents and restricted cash	$106,881	$86,131

Supplemental cash flow disclosure:
Cash paid for interest	$9,153	$4,987
Cash paid for taxes	$1	$186
Taxes withheld on stock-based awards included in accrued expenses	$276	$1,846
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	208,543	$2,085	$1,291,100	$921	$(1,770,040)	$(475,934)
Net income	—	—	—	—	32	32
Other comprehensive income	—	—	—	211	—	211
Exercise of stock options	286	3	1,226	—	—	1,229
Vesting of restricted stock units	184	2	(2)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(8)	—	(56)	—	—	(56)
Employee stock purchase plan sales	202	2	1,215	—	—	1,217
Issuance of shares to directors in lieu of cash retainer	1	—	6	—	—	6
Stock-based compensation expense	—	—	21,368	—	—	21,368
Balance at March 31, 2025	209,208	$2,092	$1,314,857	$1,132	$(1,770,008)	$(451,927)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	205,771	$2,058	$1,222,236	$1,337	$(1,681,159)	$(455,528)
Net loss	—	—	—	—	(35,379)	(35,379)
Other comprehensive loss	—	—	—	(566)	—	(566)
Exercise of stock options	176	2	550	—	—	552
Vesting of restricted stock units	155	1	(1)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(8)	—	(38)	—	—	(38)
Employee stock purchase plan sales	251	2	1,127	—	—	1,129
Issuance of shares to directors in lieu of cash retainer	2	—	11	—	—	11
Stock-based compensation expense	—	—	13,652	—	—	13,652
Balance at March 31, 2024	206,347	$2,063	$1,237,537	$771	$(1,716,538)	$(476,167)
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
The Company’s marketed products include oral, once-daily ORLADEYO® for the prevention of HAE attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States. ORLADEYO has received regulatory approval in the United States and other global markets. The Company is commercializing ORLADEYO in each of these territories directly or through other parties. In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA) and Korea (PERAMIFLU).
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at March 31, 2025 will be sufficient to fund its operations for at least the next 12 months. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances among the consolidated entities have been eliminated from the condensed consolidated financial statements. The Company operates and manages its business as one reportable and operating segment (see “Note 12—Segment Information”).
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
These financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2024 and the notes thereto included in the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on February 25, 2025. Interim operating results are not necessarily indicative of operating results for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates in the Company’s condensed consolidated financial statements have been made relative to the calculation of net product sales, royalty financing obligations, inventory reserves, certain accruals, primarily related to the Company’s research and development expenses, the valuation of stock options and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Revenue Recognition
The Company recorded the following revenues for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales, net	$143,787	$89,272
Collaborative and other revenues	1,747	3,489
Total revenues	$145,534	$92,761
Pursuant to Accounting Standards Codification (“ASC”) Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five-step model that includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.
At contract inception, the Company identifies the goods or services promised within each contract, assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.
Product Sales, Net
The Company’s principal sources of product sales are sales of ORLADEYO, which the Company began shipping to patients in December 2020, and sales of peramivir (RAPIVAB/RAPIACTA/PERAMIFLU) to the Company’s licensing partners and to the U.S. Department of Health and Human Services (“HHS”). In the United States, the Company generally ships ORLADEYO directly to patients through a single specialty pharmacy, which is considered its customer. Outside the United States, the Company sells ORLADEYO to specialty distributors and to hospitals and pharmacies, which collectively are considered its customers.
The Company recognizes revenue for sales when the customer obtains control of the product, which generally occurs upon delivery.
Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes reserves for variable consideration such as (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves, representing the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contracts and statutory requirements, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if no payments are required of the Company or a current liability if a payment is required of the Company. Actual amounts of consideration may differ from the Company’s estimates. If actual results vary from estimates, these estimates are adjusted, which would affect net product revenue and earnings in the period such variances become known.
Government and Managed Care Rebates. The Company contracts with government agencies and managed care organizations or, collectively, third-party payors, so that ORLADEYO will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized, resulting in a reduction of product revenue and the establishment of a current liability. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company’s contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, and (iii) product distribution information obtained from the Company’s specialty pharmacy regarding payor mix.
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
Restricted Cash
Total restricted cash was $1,691 and $1,610 as of March 31, 2025 and December 31, 2024, respectively, and primarily consisted of $1,400 as of March 31, 2025 and December 31, 2024, for a letter of credit the Company is required to maintain associated with its Birmingham lease. The letter of credit associated with the Birmingham lease of $1,400 is reflected within other assets on the Condensed Consolidated Balance Sheets as of March 31, 2025.
Investments
The Company invests in high credit quality investments in accordance with its investment policy. The objectives of the Company’s investment policy are to eliminate or greatly minimize the probability of a loss of principal value, maintain sufficient liquidity to meet cash flow requirements, and earn a competitive level of return. The Company places its excess cash with high credit quality financial institutions to limit the amount of its credit exposure. In accordance with its policy, the Company is able to invest in marketable debt securities that may consist of U.S. Treasury obligations, U.S government agency securities, money market funds, certificates of deposits and corporate notes and bonds. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of two years and requires an average portfolio maturity of no more than 12 months. Some of the securities in which the Company invests may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company schedules its investments with maturities that coincide with expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, the Company does not believe it has a material exposure to interest rate risk arising from its investments. The Company has not realized any significant losses from its investments.
The Company classifies all of its investments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company reviews its investments for other than temporary declines in fair value below cost basis at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered to determine whether an unrealized loss is temporary include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the Company, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes unless deemed other than temporary. Realized gains and losses are reflected in interest and other income in the Condensed Consolidated Statements of Comprehensive Income (Loss) and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term.
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
Assets measured at fair value on a recurring basis include investments (See “Note 3—Investments”). There were no liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
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
The Company’s inventory is subject to expiration dating. At each reporting date, the Company evaluates the carrying value of its inventory and provides valuation reserves for any estimated excess, obsolete, short-dated or unmarketable inventory. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment. Additionally, the Company’s inventory is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company will record a write-down of any potential unmarketable inventory to its estimated net realizable value and record the expense as cost of product in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Prior to obtaining initial regulatory approval for an investigational product candidate, the Company expenses costs relating to production of pre-launch inventory as research and development expense in its Condensed Consolidated Statements of Comprehensive Income (Loss) in the period incurred. After regulatory approval has been received, the Company capitalizes inventory costs.
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
Accrued Expenses
The Company enters into contractual agreements with third-party vendors who provide research and development, manufacturing, distribution, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing, and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the actual work completed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances, which can include assumptions such as expected patient enrollment, site activation and estimated project duration. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include (i) fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials; (ii) fees paid to investigative sites in connection with clinical trials; (iii) fees paid to contract manufacturers in connection with the production of the Company’s raw materials, drug substance, drug products, and product candidates; and (iv) professional fees.
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. The Company accrues costs for clinical trial activities based upon estimates of the actual work completed in accordance with agreements established with third-party vendors. If the Company underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of March 31, 2025 and December 31, 2024, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
Cost of Product Sales
Cost of product sales includes the cost of producing inventory that is related to product revenue during the respective period, including freight. Cost of product sales may also include costs related to excess or obsolete inventory adjustment charges.
Research and Development Expenses
Research and development expenses consist of costs associated with research activities as well as those with the Company’s product development efforts, conducting preclinical trials, clinical trials and manufacturing activities. Research and development expenses are expensed as incurred. Most of the Company’s clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued based upon estimates of the actual work completed in accordance with the third-party agreements. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed.
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
Leases
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of March 31, 2025. The Company determines whether a contract is, or contains, a lease at inception. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases. The Company elected the practical expedient that exempts leases with an initial lease term of twelve months or less, as well as the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components.
Certain of the Company’s operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Condensed Consolidated Balance Sheets represent payments over the lease term, which include renewal options for certain real estate leases that the Company is likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.
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
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the stock price volatility and the expected term. The Company utilizes the Black-Scholes option-pricing model to value its stock option awards and recognize compensation expense on a straight-line basis over the requisite service period. The Company reduces stock-based compensation expense for estimated forfeitures. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, the Company has outstanding performance-based restricted stock unit awards for which no compensation expense is recognized until it is probable that the performance condition will be achieved. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Interest Expense, Deferred Financing Costs and Royalty Financing Obligations
Interest expense primarily relates to the royalty financing obligations (see “Note 6—Royalty Financing Obligations”) and the term loan borrowings under the Pharmakon Loan Agreement (see “Note 7—Debt”) during the three months ended March 31, 2025 and 2024.

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
Foreign Currency
The functional currency of each of the Company’s foreign subsidiaries is primarily the local currency of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated at the current exchange rate as of the balance sheet date. Revenue and expense accounts are translated at the average exchange rate over the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in foreign currency gains (losses), net, within the Condensed Consolidated Statement of Comprehensive Income (Loss).
Net Income (Loss) Per Share
Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and potentially dilutive common shares during the period as determined by using the treasury stock method.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Condensed Consolidated Statements of Comprehensive Income (Loss). There were no realized gains or losses reclassified out of accumulated other comprehensive income for the three months ended March 31, 2025 and 2024.
Significant Customers and Other Risks
Significant Customers
The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO in the United States.
ORLADEYO is generally distributed through an arrangement with a single specialty pharmacy in the United States. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) and dispenses product to patients. The specialty pharmacy’s inability or unwillingness to continue these distribution activities could adversely impact the Company’s business, results of operations and financial condition. Revenue where the specialty pharmacy is considered the customer was approximately 84% and 87% of total net revenues for the three months ended March 31, 2025 and 2024, respectively.
The Company is distributing ORLADEYO in other global markets directly or through other parties.
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

Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company during the three months ended March 31, 2025.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects adoption of this ASU will result in additional disclosures but does not expect it will have a material effect on the Company’s consolidated balance sheet, statement of comprehensive income (loss), or statement of cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities, on an annual and interim basis, to provide disaggregated disclosure of certain income statement expenses into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2024-03.
The Company does not expect any other recently issued accounting standards to have a material impact to its financial statements or disclosures.
Note 2 — Revenue
The Company recorded the following revenues for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
ORLADEYO:
U.S.	$120,159	$79,966
Outside of U.S.	14,084	8,901
Total ORLADEYO	134,243	88,867
Other revenues	11,291	3,894
Total revenues	$145,534	$92,761
ORLADEYO revenues represent total revenues from product sales, collaborative revenues, and royalties. Other revenues primarily relate to the Company’s product sales and royalties for peramivir.
No individual country outside of the U.S. exceeded 10% of total revenues for the three months ended March 31, 2025 and 2024.
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
Assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2025
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$210,450	$—	$210,450
Total assets	$—	$210,450	$—	$210,450

	December 31, 2024
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$236,460	$—	$236,460
Total assets	$—	$236,460	$—	$236,460
As of March 31, 2025, the Company had two securities with a total estimated fair value of $19,738 in an unrealized loss position. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not have an intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.
The following tables summarize the fair value of the Company’s investments by type (in thousands):

	March 31, 2025
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$209,203	$964	$287	$(4)	$210,450
Total investments	$209,203	$964	$287	$(4)	$210,450

	December 31, 2024
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$234,902	$1,121	$451	$(14)	$236,460
Total investments	$234,902	$1,121	$451	$(14)	$236,460

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Maturing in one year or less	$189,902	$216,137
Maturing after one year through two years	20,548	20,323
Total investments	$210,450	$236,460
Note 4 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and peramivir. At March 31, 2025 and December 31, 2024, receivables, net of reserves, related to sales of ORLADEYO were $90,487 and $76,282, respectively. At March 31, 2025 and December 31, 2024, receivables related to sales of peramivir were $1,202 and $564, respectively.
Collaborations
At March 31, 2025 and December 31, 2024 receivables from collaborations related to receivables from the Company’s royalty partners and were $1,705 and $2,223, respectively.
Note 5 — Inventory
At March 31, 2025 and December 31, 2024, the Company’s inventory primarily related to ORLADEYO. Inventory also included peramivir, which is primarily manufactured for the Company’s partners.
The Company’s inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$8,742	$10,006
Work-in-process	17,426	16,152
Finished goods	7,887	7,765
Total inventory	34,055	33,923
Reserves	(2,085)	(2,649)
Total inventory, net	$31,970	$31,274
Note 6 — Royalty Financing Obligations
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

The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s Condensed Consolidated Balance Sheets. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at their carrying value using the effective interest method. As of March 31, 2025 and December 31, 2024, the carrying value of the royalty financing obligations under the Royalty Purchase Agreements approximated fair value and was measured based on the Company’s current estimates of future payments to RPI and OMERS over the lives of the agreements, which are considered Level 3 inputs. The Company utilizes the prospective method to account for subsequent changes in the estimated future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using internal projections of future net product sales, which are based on key assumptions, including paid patients and price. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. On a quarterly basis, the Company assesses the projected royalty payments relative to the projected interest accretion for the next twelve months to determine if the royalty liability balance is reduced relative to the current outstanding liability. In such case of excess payments relative to interest accretion for the next twelve months, the excess payments are considered to be a short-term liability and classified within current liabilities on the Company’s Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2025, there were no significant changes to the amount and timing of expected royalties under the Royalty Purchase Agreements based on the Company’s latest forecasts related to ORLADEYO sales.
The following table shows the royalty financing obligations activity for the three months ended March 31, 2025 (in thousands) as well as the effective interest rate as of March 31, 2025:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2024	$180,413	$181,140	$152,176	$513,729
Non-cash Interest expense on Royalty financing obligations	9,756	—	3,758	13,514
Royalty revenues paid and payable	(11,818)	(1,021)	(13,486)	(26,325)
Balance as of March 31, 2025	$178,351	$180,119	$142,448	$500,918

Effective interest rate	21.6%	—%	10.0%
Cash paid for interest on the royalty financing obligations was $14,549 and $15,612 for the three months ended March 31, 2025 and 2024, respectively.
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
Note 7 — Debt
Pharmakon Loan Agreement
On April 17, 2023, the Company entered into a $450,000 Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. Certain of the Company’s wholly-owned subsidiaries are guarantors to the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300,000

(the “Tranche A Loan”) funded on April 17, 2023 (the “Tranche A Closing Date”). The Company used a portion of the proceeds from the Tranche A Loan to repay the $241,787 of outstanding indebtedness (principal and interest due as of April 17, 2023) under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay associated transaction costs and fees, and used the remaining net proceeds of $25,805 for other general corporate purposes.
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
The Tranche A Loan accrued interest at an effective interest rate of 12.31% and 13.34% for the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three months ended March 31, 2025 was $9,153, all of which was paid at the end of the quarterly period. As of March 31, 2025, borrowings, including the prior period Pharmakon PIK Interest Payments, totaled $323,704.

As of March 31, 2024, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three months ended March 31, 2024 was $9,974. As allowable under the Pharmakon Loan Agreement, the Company designated and accounted for 50% of the quarterly interest payment for the three months ended March 31, 2024 as a Pharmakon PIK Interest Payment and the total amount of $4,987 was added to the outstanding principal balance of the borrowing. The remaining 50% of the total quarterly interest payment of $4,987 was paid at the end of the quarterly period. As of March 31, 2024, borrowings, including the Pharmakon PIK Interest Payments, totaled $318,650.
The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
Incurred debt fees and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement totaled $11,147 and have been deferred and are being amortized as interest expense on an effective interest rate method over the remaining term of the Tranche A Loan. Deferred financing amortization of $544 and $266 was recognized for the three months ended March 31, 2025 and 2024, respectively.
On April 18, 2025, the Company made a prepayment on the Pharmakon Term Loan. See “Note 15—Subsequent Events” for additional information.
Note 8 — Lease Obligations
The Company leases certain assets under operating leases, which primarily consist of real estate leases, and finance leases, which generally consist of laboratory equipment leases and office equipment leases, as of March 31, 2025. The Company’s real estate agreements expire at various times between 2025 through 2030 and include renewal options that are three years in length.
Lease expense under operating and finance leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$544	$590
Finance lease expense:
Amortization of right-of-use assets	$538	$407
Interest on lease liabilities	94	77
Total finance lease expense	$632	$484
Other supplemental information related to leases was as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	8.9 years	9.0 years
Finance leases	2.7 years	2.6 years
Weighted average discount rate:
Operating leases	10.92%	10.91%
Finance leases	9.10%	8.66%

The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s operating leases (in thousands):

	Balance Sheet Location	March 31, 2025	December 31, 2024
Operating lease assets:
Operating lease assets, net	Right of use assets	$7,891	$8,061
Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities – current liabilities	$1,071	$937
Non-current operating lease liabilities	Operating lease liabilities – long-term liabilities	7,779	7,924
Total operating lease liabilities		$8,850	$8,861
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s finance leases (in thousands):

	Balance Sheet Location	March 31, 2025	December 31, 2024
Finance lease assets:
Finance lease assets, net	Right of use assets	$4,091	$3,947
Finance lease liabilities:
Current finance lease liabilities	Finance lease liabilities – current liabilities	$1,795	$1,835
Non-current finance lease liabilities	Finance lease liabilities – long-term liabilities	2,314	2,124
Total finance lease liabilities		$4,109	$3,959
Operating lease assets are recorded net of accumulated amortization of $2,504 and $6,065 as of March 31, 2025 and December 31, 2024, respectively. Finance lease assets are recorded net of accumulated amortization of $4,445 and $4,059 as of March 31, 2025 and December 31, 2024, respectively.
Maturities of lease liabilities as of March 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2025 (remaining)	$1,509	$1,692
2026	1,790	1,487
2027	1,705	1,017
2028	1,401	451
2029	996	6
Thereafter	6,922	—
Total lease payments	14,323	4,653
Less imputed interest	(5,473)	(544)
Total	$8,850	$4,109

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$94	$77
Operating cash flows for operating leases	$385	$525
Financing cash flows for finance leases	$516	$390

Operating lease assets obtained in exchange for operating lease liabilities:	$115	$156
Finance lease assets obtained in exchange for finance lease liabilities:	$679	$103
Non-cash increase to operating lease assets due to remeasurement of operating lease liabilities:	$—	$365
Note 9 — Stockholders’ Equity
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
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows (in thousands):

	March 31, 2025	December 31, 2024
Shares reserved for exercises of outstanding stock options	43,085	44,240
Shares reserved for vesting of restricted stock units	9,909	10,112
Shares reserved for future issuance under the Stock Incentive Plan	1,940	1,065
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,711	1,699
Shares reserved for future issuance under the Employee Stock Purchase Plan	4,841	5,042
Total shares reserved for future issuance	61,486	62,158
Note 10 — Stock-Based Compensation
As of March 31, 2025, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 21, 2025, subject to stockholder approval at the Company’s annual meeting of stockholders to be held on June 12, 2025. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Incentive Plan	$19,232	$11,566
Inducement Plan	1,932	1,923
ESPP	204	163
Stock-based compensation expense	$21,368	$13,652
Stock Incentive Plan
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	39,082	$7.96
Granted	5	7.90
Exercised	(213)	4.37		$803
Cancelled or Forfeited	(803)	10.59
Outstanding at March 31, 2025	38,071	$7.93	6.55	$28,844
Exercisable at March 31, 2025	23,980	$7.96	5.17	$23,398
Vested and expected to vest at March 31, 2025	35,953	$7.92	6.42	$28,058
The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	9,289	$7.73
Granted	144	8.96
Vested	(119)	10.13
Forfeited	(221)	7.79
Unvested at March 31, 2025	9,093	$7.71
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first three months of 2025 and 2024 was $8.96 and $5.30, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
As of March 31, 2025, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Incentive Plan was $49,129, which is expected to be recognized over a weighted average period of 1.6 years.

Inducement Equity Incentive Plan
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	5,158	$8.44
Granted	23	7.90
Exercised	(73)	4.06		$276
Cancelled or Forfeited	(94)	12.04
Outstanding at March 31, 2025	5,014	$8.44	6.72	$7,043
Exercisable at March 31, 2025	3,394	$7.92	6.01	$6,295
Vested and expected to vest at March 31, 2025	4,681	$8.33	6.62	$6,910
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	823	$8.53
Granted	93	8.35
Vested	(65)	10.46
Forfeited	(35)	9.52
Unvested at March 31, 2025	816	$8.31
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first three months of 2025 and 2024 was $8.35 and $5.25, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
As of March 31, 2025, total unrecognized compensation cost related to unvested restricted stock unit awards granted under the Inducement Plan was $4,802, which is expected to be recognized over a weighted average period of 1.6 years.
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
Stock Incentive Plan

The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan during the three months ended March 31, 2025. There were no stock option awards granted under the Incentive Plan during the three months ended March 31, 2024.

Three Months Ended March 31, 2025
Expected Life in Years	5.9
Expected Volatility	82.7%
Expected Dividend Yield	0.0%
Risk-Free Interest Rate	4.4%
Weighted average grant date fair value per share	$5.73
As of March 31, 2025, total unrecognized compensation cost related to unvested stock option awards granted under the Incentive Plan was $51,515, which is expected to be recognized over a weighted average period of 1.4 years.
Inducement Equity Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Inducement Plan during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Expected Life in Years	5.9	5.8
Expected Volatility	82.7%	82.8%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.4%	4.1%
Weighted average grant date fair value per share	$5.73	$3.77
As of March 31, 2025, total unrecognized compensation cost related to unvested stock option awards granted under the Inducement Plan was $7,117, which is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 4,841 shares remain available for purchase as of March 31, 2025. During the three months ended March 31, 2025 and March 31, 2024, the Company issued 202 and 251 shares under the ESPP, respectively.
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
Peramivir Injection (RAPIVAB, RAPIACTA, PERAMIFLU)
U.S. Department of Health and Human Services (“HHS”)
In September 2024, the HHS awarded the Company up to a $69,388 contract for the procurement of up to 95.6 thousand doses over a five-year period of RAPIVAB (peramivir injection) for the treatment of influenza. The contract, awarded by the HHS Office of the Administration for Strategic Preparedness and Response (“ASPR”), will supply the Center for the Strategic National Stockpile, the nation’s largest supply of life-saving pharmaceuticals and medical supplies for use in a public health emergency. The contract is structured with a 12-month base ordering period and four optional 12-month ordering periods, which the government can exercise on an annual basis. ASPR executed the first ordering period for $13,878 and the Company plans to supply 19.1 thousand doses to fulfill this option by September 29, 2025. The Company delivered 8.3 thousand doses of peramivir under this contract in the first quarter of 2025 and recorded revenue of $5,997 for the three months ended March 31, 2025. As the contract was entered into in September 2024, there were no doses delivered and no revenue recorded for the three months ended March 31, 2024.
Shionogi & Co., Ltd. (“Shionogi”)
In February 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan. Shionogi has commercially launched peramivir under the commercial name RAPIACTA in Japan and Taiwan. The Company developed peramivir under a license from UAB and owes sublicense payments to UAB on any future milestone payments and/or royalties received by the Company from Shionogi.
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
Note 12 — Segment Information
The Company operates as one reportable and operating segment, centered around its commercialized product, ORLADEYO, and its pipeline with the goal of developing first-in-class or best-in-class oral small-molecule and injectable protein therapeutics to target difficult-to-treat rare diseases. The determination of a single segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Chief Executive Officer, as the CODM, uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods.
The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss). This measure is used to monitor budget versus actual results to evaluate the performance of the segment. The CODM uses consolidated cash, cash equivalents and investments as the measure of segment assets. As of March 31, 2025 and December 31, 2024, the Company’s cash, cash equivalents, and investments were $315,640 and $341,173, respectively.
The following table illustrates information about segment revenues, significant segment expenses, and segment net income (loss) for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$145,534	$92,761

Less[1]:
Cost of product sales	4,568	1,265
Research and development
Berotralstat	7,825	11,958
Factor D Program	1,489	10,480
BCX17725	7,308	7,759
Other research, preclinical and development costs	20,648	16,296
Selling, general and administrative	82,469	59,491
Foreign currency (gains) losses, net	(1)	51
Interest income	(3,024)	(4,031)
Interest expense	23,494	24,506
Income tax expense	726	365
Segment net income (loss)	32	(35,379)

Reconciliation of segment profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$32	$(35,379)

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see “Note 2—Revenue”.
Note 13 — Commitments and Contingencies
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
On March 10, 2025, the Company ﬁled a patent infringement lawsuit in the United States District Court for the District of Delaware against Annora, Hetero Labs Limited, Hetero USA, Inc., and Camber Pharmaceuticals, Inc. (collectively, the “Defendants”), asserting infringement of the Challenged Patents arising from Annora’s ANDA filing with the FDA. The Company is seeking, among other remedies, equitable relief enjoining the Defendants from infringing the Challenged Patents, as well as an order that the eﬀective date of any FDA approval of the ANDA would be a date no earlier than the expiration of the Challenged Patents (including any regulatory extensions). While the Company intends to vigorously defend its intellectual property rights protecting ORLADEYO, this matter is in the early stages of litigation and no assessment can be made as to the likely outcome of this matter or whether it will be material to the Company. Accordingly, an estimate of the potential loss, or range of loss, if any, to the Company relating to this matter is not possible at this time.

Note 14 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share for the three months ended March 31, 2025 and 2024 were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$32	$(35,379)
Denominator:
Weighted average shares of common stock outstanding: basic	208,882	206,064
Net income (loss) per common share: basic	$0.00	$(0.17)
Effect of dilutive securities:
Stock options to purchase common stock	4,401	—
Unvested restricted stock unit awards	1,961	—
Shares issuable under the employee stock purchase plan	17	—
Dilutive potential common shares	6,379	—
Weighted average shares of common stock outstanding: diluted	215,261	206,064
Net income (loss) per common share: diluted	$0.00	$(0.17)
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and shares issuable under the employee stock purchase plan for the three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025, the dilutive effect of outstanding stock options, restricted stock unit awards, and shares issuable under the employee stock purchase plan was calculated using the treasury method, whereby all such awards are assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options, restricted stock units and shares issuable under the employee stock purchase plan, were assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.
For the three months ended March 31, 2024, during which the Company recorded a net loss, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For this period, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same.
The Company excluded the following potential common shares, presented based on amounts outstanding as of March 31, 2025 and March 31, 2024, from the computation of diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	30,555	39,580
Unvested restricted stock unit awards	1,422	6,124
Total	31,977	45,704
Note 15 — Subsequent Events
On April 18, 2025, as allowable under the Pharmakon Loan Agreement, the Company made a $75,000 partial prepayment on the outstanding principal amount under the Pharmakon Term Loan. In conjunction with the partial prepayment, the Company incurred a $2,250 prepayment premium and paid $424 of interest accrued through the payment date.

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
Overview
We are a global biotechnology company with a deep commitment to improving the lives of people living with hereditary angioedema (“HAE”) and other rare diseases. We leverage our expertise in structure-guided drug design with the goal of developing first-in-class or best-in-class oral small-molecule and injectable protein therapeutics to target difficult-to-treat rare diseases. In addition to our discovery and development efforts, our business strategy includes the successful commercialization of these drugs, as well as self-funding all of these efforts by achieving and increasing profitability. By focusing primarily on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
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
Revenue from sales of ORLADEYO for the three months ended March 31, 2025 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, our pricing strategy, and market trends. We monitor and analyze this data on an ongoing basis as we continue to commercialize ORLADEYO. For example, during the three months ended March 31, 2025, we converted ORLADEYO patients from free product to paid during the prescription reauthorization period at a much faster rate than expected, on top of continued strong patient demand, generating higher than expected ORLADEYO revenue that we expect will continue through the full year.
BCX17725 (Netherton syndrome)
BCX17725 is a potent and selective investigational protein therapeutic KLK5 inhibitor designed to provide best-in-class, potentially disease-modifying, treatment for people with Netherton syndrome. Netherton syndrome is a serious, rare, lifelong genetic disorder causing disruption of the skin barrier with premature separation of the skin layers, chronic inflammation and vulnerability to serious infections, caused by lack of normal function of a natural inhibitor of KLK5. People with Netherton syndrome often have itchy, red, scaly, inflamed skin, fragile hair, and are more likely to develop severe food allergies, asthma and eczema. Netherton syndrome can be life-threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there are no approved treatments that target the underlying cause of Netherton syndrome. BCX17725 is designed to replace missing functions of the natural KLK5 inhibitor, which could restore the normal skin barrier and result in improved skin function, including protection from severe inflammatory and infectious complications of the disease.
Avoralstat
We are developing our investigational plasma kallikrein inhibitor, avoralstat, with Clearside Biomedical, Inc.’s SCS Microinjector® to deliver avoralstat to the back of the eye through the suprachoroidal space to treat patients with diabetic macular edema (“DME”). DME is an important cause of vision loss in diabetes and is due to leakage of fluid from the blood vessels in the retina. While current treatments focus on vascular endothelial growth factor (“VEGF”) inhibition, DME can develop from other mechanisms, such as the kallikrein-bradykinin pathway. This is supported by observations that many DME patients have an incomplete response to intravitreal anti-VEGF therapies that are administered every four to eight weeks. Avoralstat targets the kallikrein-bradykinin system on the retinal vascular endothelial cells and may result in less vascular leakage and less edema. Avoralstat, delivered to the suprachoroidal space, is designed to provide long-lasting exposure to the retinal vessels, which could result in less frequent injections and a reduced burden on patients and the healthcare system.
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

On February 24, 2025, we also announced that we are on track to submit a new drug application (“NDA”) in 2025 to the U.S. Food and Drug Administration (“FDA”) to expand the ORLADEYO label to children with HAE aged 2 to 11 using an oral granule formulation. In addition, we announced positive results from an interim analysis of the ongoing APeX-P clinical trial evaluating an oral granule formulation of ORLADEYO in pediatric patients with HAE aged 2 to 11.

On May 5, 2025, we announced that the percentage of U.S. HAE patients who describe a strong preference for an oral prophylaxis therapy increased to 70 percent, up from 50 percent in 2023, in our latest market survey of HAE patients.

On May 5, 2025, we announced that we have submitted an NDA to the FDA to expand the ORLADEYO label to children with HAE aged 2 to 11 using an oral granule formulation. We also expect to submit regulatory filings in 2025 in global territories, including Europe, Japan and Canada. ORLADEYO would be the first targeted oral prophylactic therapy for children with HAE.
BCX17725 (Netherton syndrome)
On February 24, 2025, we reaffirmed that BCX17725 has advanced into clinical trials and that we expect initial data from the program in 2025.
On May 5, 2025, we announced that the FDA has cleared our investigational new drug application, which will enable our clinical trial of BCX17725 to enroll patients in the United States. This phase 1 trial is also open in Australia. We also reaffirmed that we expect initial data from the program in 2025.
Avoralstat
On February 24, 2025, we reaffirmed our expectation to advance avoralstat into a clinical trial of patients with DME in 2025 and announced that initial clinical data from the avoralstat program is targeted by the end of 2025.
On May 5, 2025, we announced that the first clinical trial with suprachoroidal delivery of avoralstat has been granted authorization to proceed in Australia. We also reaffirmed that we expect initial data from patients with DME in 2025.
Pharmakon Loan Agreement
On April 18, 2025, we made a partial prepayment of $75.0 million of the outstanding principal amount under the Pharmakon Loan Agreement.

Results of Operations (three months ended March 31, 2025 compared to the three months ended March 31, 2024)
For the three months ended March 31, 2025, total revenues were $145.5 million compared to $92.8 million for the three months ended March 31, 2024. The increase in total revenues was due to a $45.4 million increase in ORLADEYO net revenue, excluding royalties, primarily due to an increase in direct sales of ORLADEYO due to both an increase in volume, driven by strong patient demand and an increase in the rate of paid shipments, and an increase in price. The increase in total revenues was also due to an increase in other revenues of $7.3 million, primarily due to an increase in direct sales of peramivir.
Cost of product sales for the three months ended March 31, 2025 and 2024 was $4.6 million and $1.3 million, respectively. The increase in cost of product sales was primarily due to the increase in peramivir and ORLADEYO sales.
The following table summarizes our research and development expenses for the periods indicated (in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses.

	Three Months Ended March 31,
	2025	2024
Research and development expenses by program:
Berotralstat	$7,825	$11,958
Factor D Program	1,489	10,480
BCX17725	7,308	7,759
Other research, preclinical and development costs	20,648	16,296
Total research and development expenses	$37,270	$46,493
Research and development expenses decreased to $37.3 million for the three months ended March 31, 2025 from $46.5 million for the three months ended March 31, 2024, primarily due to decreased expenses driven by the discontinuation and close-out of the Factor D programs, BCX10013 and BCX9930, the completion of the majority of Berotralstat clinical development activities in 2024, and a change in general and administrative expense allocations. These decreases were partially offset by an increase in other research, preclinical and development costs, comprised of avoralstat and other early-phase pipeline programs, primarily due to investigational new drug application-enabling activities. Further, there was an increase in stock-based compensation expense as a result of the retirement policy adopted in July 2024 and an increase in restricted stock unit awards outstanding.
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
Selling, general and administrative expenses for the three months ended March 31, 2025 were $82.5 million compared to $59.5 million for the three months ended March 31, 2024. This increase was primarily driven by an increase in commercial expenses to support our growing ORLADEYO revenue, our newly launched regions and expanded international operations, and global commercial support activities across finance, human resources, information technology, and supply chain. Further, there was an increase in stock-based compensation expense as a result of the retirement policy adopted in July 2024 and an increase in restricted stock unit awards outstanding, and an increase in general and administrative expenses resulting from a change in general and administrative expense allocations.

Interest expense for the three months ended March 31, 2025 was $23.5 million compared to $24.5 million for the three months ended March 31, 2024. Interest expense is primarily comprised of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and interest expense associated with the borrowings under the Pharmakon Loan Agreement (as defined below), including the amortization of the deferred financing costs, associated with the borrowings under the Pharmakon Loan. The decrease in interest expense was primarily due to the decrease in the effective interest rate related to the Pharmakon Loan Agreement.
For the three months ended March 31, 2025, interest income was $3.0 million compared to $4.0 million for the three months ended March 31, 2024. Net foreign currency gains were less than $0.1 million for the three months ended March 31, 2025 compared to losses of $0.1 million for the three months ended March 31, 2024.
For the three months ended March 31, 2025, income tax expense was $0.7 million compared to $0.4 million for the three months ended March 31, 2024. The increase in income tax expense was primarily driven by the increase in net income for the three months ended March 31, 2025 compared to the net loss incurred in the three months ended March 31, 2024.
Liquidity and Capital Resources
Sources of Liquidity
Our operations have principally been funded through public offerings and private placements of equity securities; our credit facilities; revenues from ORLADEYO; royalty financing transactions; and cash from collaborative and other research and development agreements, including U.S. Government contracts. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements, government grants, research grants, and interest income on our investments.
On April 17, 2023, we entered into a $450.0 million Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300.0 million (the “Tranche A Loan”), which was funded on April 17, 2023. We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay transaction costs and fees, and we used the remaining net proceeds of approximately $25.8 million for other general corporate purposes. The Pharmakon Loan Agreement also provided for three additional term loan tranches in principal amounts of $50.0 million each, which we could have requested, at our option, on or prior to September 30, 2024. We chose not to request any of the additional term loan tranches and the options have now expired. The maturity date of the Pharmakon Loan Agreement is April 17, 2028. On April 18, 2025, we made a partial prepayment of $75.0 million of the outstanding principal amount under the Pharmakon Loan Agreement.
The Pharmakon Loan Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions. These covenants could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of March 31, 2025, we were in compliance with the negative covenants under the Pharmakon Loan Agreement. See “Note 7—Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
In 2020 and 2021, we entered into the Royalty Purchase Agreements (as defined in “Note 6—Royalty Financing Obligations” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) with RPI 2019 Intermediate Finance Trust (“RPI”) and OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”). Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where we sell ORLADEYO directly or through distributors. In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. Our required payments to OMERS commenced with the calendar quarter beginning October 1, 2023. See “Note 6—Royalty Financing Obligations” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about these financing transactions.
Our principal sources of liquidity at March 31, 2025 were approximately $105.2 million in cash and cash equivalents and approximately $210.5 million in available-for-sale investments.
Cash Flows
The following table summarizes our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(27,517)	$(53,684)
Investing activities	27,095	28,756
Financing activities	529	(1,048)
Effect of exchange rates on cash, cash equivalents and restricted cash	451	(340)
Net increase (decrease) in cash, cash equivalents and restricted cash	$558	$(26,316)
Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities of $27.5 million consisted primarily of $62.1 million of changes in operating assets and liabilities, primarily due to a decrease in accounts payable and accrued expenses and an increase in receivables, partially offset by $34.6 million of non-cash items, including $14.1 million of non-cash interest expense and $21.4 million of stock-based compensation expense.
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
Investing Activities
During the three months ended March 31, 2025, net cash provided by investing activities of $27.1 million primarily related to maturities of investment securities, partially offset by purchases of investment securities.
During the three months ended March 31, 2024, net cash provided by investing activities of $28.8 million primarily related to maturities of investment securities, partially offset by purchases of investment securities.
Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities of $0.5 million primarily consisted of net proceeds from common stock issued under stock-based compensation plans, partially offset by withholding taxes paid on stock-based awards and principal payments on finance lease liabilities.
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
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. We have no immediate need to access the capital markets, and we did not draw down the additional debt available to us under the Pharmakon Loan Agreement. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. From time to time, we evaluate other opportunities to fund future operations, including: (1) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (2) royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change our overhead structure; and/or (6) securing U.S. Government funding of our programs, including obtaining procurement contracts. We may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our research and development and commercial expenses; and key developments and regulatory events and our decisions in the future.
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
Revenue Recognition
Pursuant to Accounting Standards Codification (“ASC”) Topic 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five-step model that includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.

At contract inception, we identify the goods or services promised within each contract, assess whether each promised good or service is distinct, and determine those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.
Product Sales, Net
Our principal sources of product sales are sales of ORLADEYO, which we began shipping to patients in December 2020, and sales of peramivir. In the United States, we generally ship ORLADEYO directly to patients through a single specialty pharmacy, which is considered our customer. Outside the United States, we sell ORLADEYO to specialty distributors and to hospitals and pharmacies, which collectively are considered our customers.
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
Our inventory is subject to expiration dating. At each reporting date, we evaluate the carrying value of our inventory and provide valuation reserves for any estimated excess, obsolete, short-dated or unmarketable inventory. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. Additionally, our inventory is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, we will record a write-down of any potential unmarketable inventory to its estimated net realizable value and record the expense as cost of product in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Prior to obtaining initial regulatory approval for an investigational product candidate, we expense costs relating to production of pre-launch inventory as research and development expense in our Condensed Consolidated Statements of Comprehensive Income (Loss) in the period incurred. After regulatory approval has been received, we capitalize inventory costs.
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
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the actual work completed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. When evaluating the adequacy of accrued expenses, we consider facts and circumstances known to us at the time, which can include assumptions such as expected patient enrollment, site activation and estimated project duration. Examples of estimated accrued research and development expenses include (i) fees paid to CROs in connection with preclinical and toxicology studies and clinical trials, (ii) fees paid to investigative sites in connection with clinical trials, (iii) fees paid to contract manufacturers in connection with the production of our raw materials, drug substance, drug products, and product candidates, and (iv) professional fees.
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
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss) based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our stock option awards and recognize compensation expense on a straight-line basis over the requisite service period. We reduce stock-based compensation expense for estimated forfeitures. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based restricted stock unit awards for which no compensation expense is recognized until it is probable that the performance condition will be achieved. Actual results, and future changes in estimates, may differ substantially from our current estimates.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Pharmakon Loan Agreement. The Tranche A Loan under the Pharmakon Loan Agreement accrues interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 7.00% or, for each quarterly interest period in which a Pharmakon PIK Interest Payment (as defined in “Note 7—Debt” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) was made, SOFR plus 7.25%. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Tranche A Loan. For the three months ended March 31, 2025, interest was accrued at an effective rate of 12.31% on the $300.0 million borrowing under the Pharmakon Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound, and our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2025, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, Swedish Krona, and Norwegian Krone. Additionally, we have operations in Canada and have foreign currency exposure relative to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the three months ended March 31, 2025; however, we may do so in the future.
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
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, in January 2025, we received a Paragraph IV notice of certification (the “Notice Letter”) from Annora Pharma Private Limited (“Annora”) advising that Annora has submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of three patents listed in the FDA’s Orange Book: U.S. Patent Nos. 10,662,160; 11,117,867; and 11,618,733 (the “Challenged Patents”). The Notice Letter alleges that the Challenged Patents, which expire in 2039, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Annora’s ANDA. The Notice Letter does not challenge the following six ORLADEYO Orange Book patents that expire in 2035: U.S. Patent Nos. 10,125,102; 10,329,260; 10,689,346; 11,230,530; 11,708,333; and 12,116,346.
On March 10, 2025, we ﬁled a patent infringement lawsuit in the United States District Court for the District of Delaware against Annora, Hetero Labs Limited, Hetero USA, Inc., and Camber Pharmaceuticals, Inc. (collectively, the “Defendants”), asserting infringement of the Challenged Patents arising from Annora’s ANDA filing with the FDA. We are seeking, among other remedies, equitable relief enjoining the Defendants from infringing the Challenged Patents, as well as an order that the eﬀective date of any FDA approval of the ANDA would be a date no earlier than the expiration of the Challenged Patents (including any regulatory extensions). We intend to vigorously defend our intellectual property rights protecting ORLADEYO.
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
Risks Relating to Our Business
Financial and Liquidity Risks
We may never achieve sustained profitability.
Since our inception, we have not achieved sustained profitability. Our expectations as to when we may achieve sustained profitability may change based upon our ability to execute our commercialization goals and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Our beliefs and projections regarding the attainment of our financial goals may differ from actual results based on market factors like competition, patient and physician acceptance of our products, reimbursement levels, or on our ability to execute our operational and budget plans, including management’s ability to properly forecast our capital allocation needs. To achieve and maintain profitability, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approvals, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO under the Royalty Purchase Agreements (as defined in “Note 6— Royalty Financing Obligations” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), may reduce the profitability of such products.
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
We have sustained operating losses for the majority of our corporate history. Even if we are able to achieve sustained profitability, in order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital in the future. In addition to seeking strategic partnerships and transactions, we may access the equity or debt markets, incur additional borrowings, pursue royalty or other monetization transactions, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, or from other sources, may not be available if or when needed or in a form or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under the Pharmakon Loan Agreement (as defined below). In addition, collaborative arrangements may require us to transfer certain material rights to our corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs. See “Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—If we fail to obtain additional financing or acceptable partnership arrangements if and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations” in this section for further discussion of the capital requirements for our development and commercialization efforts.
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
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving predetermined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs (including the therapies in our pipeline described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part I, Item 2 of this report), has in the past, and could again in the future, result in delays in, modifications to, or discontinuations of our trials or require the performance of additional unplanned trials. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs.
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
Undesirable or inconclusive data in our preclinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the European Medicines Agency (“EMA”), the Ministry of Health, Labor and Welfare (“MHLW”) in Japan, or the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”)) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities have previously, and may again in the future, pause enrollment in, suspend, or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.
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
In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital if and when needed may be limited and may greatly depend upon our sustained success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Products and Product Candidates” in Part I, Item 2 of this report, as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, geopolitical instability, or public health emergencies such as the COVID-19 pandemic, may restrict our future flexibility to raise capital if and when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information about our liquidity risks and capital requirements.
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
Currently, we have established collaborative relationships with third-party distributors for ORLADEYO in certain markets and with each of Shionogi and Green Cross for the development and commercialization of peramivir. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
We have a partnership agreement with Torii for ORLADEYO in Japan. Under our agreement with Torii, we are responsible for all field promotional activities with respect to ORLADEYO in Japan, which we conduct through our Japanese subsidiary, BioCryst Japan K.K. Furthermore, we remain responsible for regulatory activities with respect to ORLADEYO in Japan, and we use third parties to satisfy those regulatory responsibilities and certain other obligations in Japan. If any party fails to meet its obligations, the commercial success of ORLADEYO in Japan and the economic benefit expected could be negatively impacted.

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
We are subject to new legislation, regulatory, and healthcare payor initiatives, including the Patient Protection and Affordable Care Act (“PPACA”), which made extensive changes to the delivery of healthcare in the United States, as discussed in “Business—Government Regulation” in Part I, Item 1 of our most recent Annual Report on Form 10-K. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. In addition, pharmaceutical and device manufacturers are also required to report and disclose certain payments and transfers of value to, and investment interests held by, physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value, or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time-consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the applicable safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We cannot be sure whether additional legislation or rule-making related to the IRA will be issued or enacted, how insurance pharmacy benefit managers and other insurance providers that manage benefits for Medicare recipients will react to the IRA, or what impact, if any, such additional changes will have on the insurance coverage and profitability of our products or any of our product candidates, if approved for commercial use, in the future. The full effect of the IRA on our business and the healthcare industry in general is not yet known. The IRA or other government efforts to reduce the price of prescription drugs or to limit the amount that governments pay for healthcare products and services could result in additional pricing pressure and have a significant impact on our business.
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
We may be involved in legal proceedings to protect or enforce our patents, the patents of our partners or our other intellectual property rights, which could be expensive, time-consuming and unsuccessful.
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
In addition, as described under “Business—Government Regulation—FDA Regulation—Abbreviated New Drug Applications for Generic Drugs” in Part I, Item 1 of our most recent Annual Report on Form 10-K, third parties may not file an ANDA for a generic drug with the FDA until the expiration of five years following the original product approval unless the submission is accompanied by a Paragraph IV certification, in which case third parties may submit an ANDA four years following the original product approval (referred to as the “NCE-1 date”). As the NCE-1 date for ORLADEYO was in December 2024, we anticipate that third parties will challenge our applicable patents, which may result in our initiation of patent infringement litigation in response to such challenge. For example, in January 2025, we received a Paragraph IV notice of certification from Annora advising that Annora has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of three patents listed in the FDA’s Orange Book, which expire in 2039. On March 10, 2025, we ﬁled a patent infringement lawsuit in the United States District Court for the District of Delaware against the Defendants (as defined above) asserting infringement of the challenged patents arising from Annora’s ANDA filing with the FDA. For further information, see the section titled “Legal Proceedings” included in Part II, Item 1 of this report and “Note 13—Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. We intend to vigorously defend our intellectual property rights protecting ORLADEYO. We cannot predict how any additional third party would address our listed patents, whether we would sue on any such patents, or the outcome of any such suit. However, litigation to enforce or defend intellectual property rights is complex, costly, and involves significant commitments of management’s time.
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
As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity. Therefore, obtaining and enforcing such patents is costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
On April 17, 2023, we entered into the $450.0 million Pharmakon Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders, and closed on an initial term loan thereunder in the principal amount of $300.0 million. As of March 31, 2025, we had an outstanding principal balance under the Pharmakon Loan Agreement of $323.7 million, inclusive of the Pharmakon PIK Interest Payments (as defined in “Note 7—Debt” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report). Under the Pharmakon Loan Agreement, we will be required to pay to Pharmakon, for the account of the lenders, a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses set forth in the Pharmakon Loan Agreement in the event that we prepay, or are required to prepay, voluntarily or pursuant to a mandatory prepayment obligation under the Pharmakon Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Pharmakon Loan Agreement, in each case, subject to certain exceptions set forth in the Pharmakon Loan Agreement. For example, on April 18, 2025, we made a partial prepayment of $75.0 million of the outstanding principal amount under the Pharmakon Loan Agreement, in addition to a prepayment premium and certain other fees and expenses.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2025, the 52-week range of the market price of our stock was from $4.03 to $9.50 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
If we fail to maintain effective internal control over financial reporting, we may not be able to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, adversely affect our business and operating results and negatively impact the trading price of our common stock.
As a public company, we are required to maintain effective internal control over financial reporting (as described in “Controls and Procedures” in Part I, Item 4 of this report), and effective disclosure controls and procedures. If we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls and procedures are effective. A material weakness, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In 2023, we identified and timely reported two material weaknesses in our internal control over financial reporting, which management determined to be subsequently remediated as of December 31, 2023 and September 30, 2024, respectively.

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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2025, there were 209,250,274 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of April 30, 2025, there were 46,840,842 stock options and restricted stock units outstanding and 13,242,654 shares available for issuance under our Amended and Restated Stock Incentive Plan (inclusive of the 11,000,000 shares that are subject to stockholder approval at our annual meeting of stockholders to be held on June 12, 2025), 5,794,692 stock options and restricted stock units outstanding and 1,724,932 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 4,841,013 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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

Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each of those terms is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., effective January 16, 2024. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 18, 2024.

(10.1)*	Consulting Agreement, dated April 9, 2025, by and between BioCryst Pharmaceuticals, Inc. and Anthony Doyle.

(10.2)*	Form of Notice of Grant of Stock Option and Standard Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan.

(10.3)*	BioCryst Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective April 21, 2025.

(31.1)
Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2025.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)