Form 10-Q
period 2025-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2025-08-05
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 209,920,430 shares of common stock outstanding.

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
•competitive companies, technologies, and our industry;
•business uncertainties, contractual restrictions on our operations, and additional expenses during the pending transaction with Neopharmed Gentili S.p.A. (“Neopharmed”);
•adverse effects on our business and financial condition that may result if we fail to complete the pending transaction with Neopharmed; and
•our plans for use of the proceeds received in connection with the closing of the transaction with Neopharmed.
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
•We face risks relating to the pending transaction with Neopharmed, including that the pending transaction may be delayed or terminated, which could have a material adverse impact on our business, financial condition, results of operations and stock price, and the pending transaction may disrupt our ongoing business operations and restrict our business activities.
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

•If we fail to retain our existing key personnel, or fail to attract and retain additional key personnel, the development of our product candidates, the commercialization of our products, and the related expansion of our business may be delayed or stopped.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$88,033	$104,713
Restricted cash	492	210
Short-term investments	172,005	216,137
Trade receivables	91,177	79,069
Inventory, net	5,044	8,087
Prepaid expenses and other current assets	12,541	13,752
Current assets held for sale	29,170	—
Total current assets	398,462	421,968
Long-term inventory, net	22,205	23,187
Property and equipment, net	8,457	7,777
Long-term investments	10,101	20,323
Right of use assets	11,546	12,008
Other assets	3,592	5,157
Non-current assets held for sale	2,825	—
Total assets	$457,188	$490,420

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,589	$11,644
Accrued expenses	107,114	113,292
Operating lease liabilities	392	937
Finance lease liabilities	1,616	1,835
Royalty financing obligations	35,741	32,676
Current liabilities held for sale	23,708	—
Total current liabilities	177,160	160,384
Operating lease liabilities	8,489	7,924
Finance lease liabilities	2,043	2,124
Royalty financing obligations	447,842	481,053
Secured term loan	242,794	314,869
Non-current liabilities held for sale	454	—
Total liabilities	878,782	966,354
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 209,905 at June 30, 2025 and 208,543 at December 31, 2024	2,099	2,085
Additional paid-in capital	1,339,584	1,291,100
Accumulated other comprehensive income	1,646	921
Accumulated deficit	(1,764,923)	(1,770,040)
Total stockholders’ deficit	(421,594)	(475,934)
Total liabilities and stockholders’ deficit	$457,188	$490,420
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$163,353	$109,332	$308,887	$202,093
Expenses:
Cost of product sales	2,798	1,699	7,366	2,964
Research and development	43,386	37,623	80,656	84,116
Selling, general and administrative	87,383	61,249	169,852	120,740
Total operating expenses	133,567	100,571	257,874	207,820
Income (loss) from operations	29,786	8,761	51,013	(5,727)

Other income (expense):
Interest income	2,516	3,554	5,540	7,585
Interest expense	(21,582)	(24,733)	(45,076)	(49,239)
Foreign currency losses, net	(63)	(84)	(62)	(135)
Loss on extinguishment of debt	(4,171)	—	(4,171)	—
Total other expense	(23,300)	(21,263)	(43,769)	(41,789)

Income (loss) before income taxes	6,486	(12,502)	7,244	(47,516)
Income tax expense	1,401	172	2,127	537
Net income (loss)	$5,085	$(12,674)	$5,117	$(48,053)

Other comprehensive income (loss):
Foreign currency translation adjustment	702	(140)	1,068	(393)
Unrealized loss on available for sale investments	(188)	(74)	(343)	(387)
Total other comprehensive income (loss)	514	(214)	725	(780)
Net comprehensive income (loss)	$5,599	$(12,888)	$5,842	$(48,833)

Net income (loss) per common share: basic	$0.02	$(0.06)	$0.02	$(0.23)
Weighted average shares of common stock outstanding: basic	209,519	206,425	209,203	206,244
Net income (loss) per common share: diluted	$0.02	$(0.06)	$0.02	$(0.23)
Weighted average shares of common stock outstanding: diluted	219,886	206,425	217,574	206,244
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$5,117	$(48,053)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	660	626
Inventory obsolescence	1,026	1
Stock-based compensation expense	42,672	26,825
Payment of Pharmakon PIK Interest	(5,492)	—
Non-cash interest expense on royalty financing obligations	26,916	28,450
Non-cash interest expense on secured term loan and amortization of debt issuance costs	1,003	10,591
Amortization of discount on investments, net	(2,533)	(6,674)
Loss on extinguishment of debt	4,171	—
Changes in operating assets and liabilities:
Increase in receivables	(21,295)	(12,085)
Decrease (increase) in inventory	568	(481)
Decrease in prepaid expenses and other assets	28	2,851
Decrease in royalty financing obligations	(36,921)	(33,069)
Decrease in accounts payable and accrued expenses	(2,135)	(24,034)
Net cash provided by (used in) operating activities	13,785	(55,052)

Cash flows from investing activities:
Acquisitions of property and equipment	(322)	(390)
Purchases of investments	(78,103)	(200,303)
Sales and maturities of investments	134,647	227,000
Net cash provided by investing activities	56,222	26,307

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	5,811	1,945
Common stock issued to directors in lieu of cash retainer	15	23
Repayment of Pharmakon term loan principal	(69,508)	—
Prepayment premium and fees on Pharmakon term loan	(2,250)	—
Principal payments on royalty financing obligations	(3,956)	—
Withholding taxes paid on stock-based awards	(2,217)	(4,190)
Principal payments on finance lease liabilities	(1,052)	(792)
Net cash used in financing activities	(73,157)	(3,014)

Effect of exchange rates on cash, cash equivalents and restricted cash	1,810	(483)
Decrease in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	(1,340)	(32,242)
Less: net increase in cash and cash equivalents classified within current assets held for sale	(15,058)	—
Net decrease in cash, and cash equivalents, and restricted cash	(16,398)	(32,242)

Cash, cash equivalents and restricted cash:
Beginning of period	106,323	112,447
End of period	$89,925	$80,205

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$88,033	$78,410
Restricted cash	492	1,795
Restricted cash in other assets	1,400	—
Total cash, cash equivalents and restricted cash	$89,925	$80,205

Supplemental cash flow disclosure:
Cash paid for interest	$16,679	$10,041
Cash paid for taxes	$1,228	$865
Purchases of property and equipment included in accounts payable	$1,069	$—
Taxes withheld on stock-based awards included in accrued expenses	$343	$189
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	208,543	$2,085	$1,291,100	$921	$(1,770,040)	$(475,934)
Net income	—	—	—	—	32	32
Other comprehensive income	—	—	—	211	—	211
Exercise of stock options	286	3	1,226	—	—	1,229
Vesting of restricted stock units	184	2	(2)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(8)	—	(56)	—	—	(56)
Employee stock purchase plan sales	202	2	1,215	—	—	1,217
Issuance of shares to directors in lieu of cash retainer	1	—	6	—	—	6
Stock-based compensation expense	—	—	21,368	—	—	21,368
Balance at March 31, 2025	209,208	$2,092	$1,314,857	$1,132	$(1,770,008)	$(451,927)
Net income	—	—	—	—	5,085	5,085
Other comprehensive income	—	—	—	514	—	514
Exercise of stock options	560	6	3,415	—	—	3,421
Vesting of restricted stock units	136	1	(1)	—	—	—
Issuance of shares to directors in lieu of cash retainer	1	—	9	—	—	9
Stock-based compensation expense	—	—	21,304	—	—	21,304
Balance at June 30, 2025	209,905	$2,099	$1,339,584	$1,646	$(1,764,923)	$(421,594)
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	205,771	$2,058	$1,222,236	$1,337	$(1,681,159)	$(455,528)
Net loss	—	—	—	—	(35,379)	(35,379)
Other comprehensive loss	—	—	—	(566)	—	(566)
Exercise of stock options, net	176	2	550	—	—	552
Vesting of restricted stock units	155	1	(1)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(8)	—	(38)	—	—	(38)
Employee stock purchase plan sales	251	2	1,127	—	—	1,129
Issuance of shares to directors in lieu of cash retainer	2	—	11	—	—	11
Stock-based compensation expense	—	—	13,652	—	—	13,652
Balance at March 31, 2024	206,347	$2,063	$1,237,537	$771	$(1,716,538)	$(476,167)
Net loss	—	—	—	—	(12,674)	(12,674)
Other comprehensive income	—	—	—	(214)	—	(214)
Exercise of stock options, net	80	1	263	—	—	264
Vesting of restricted stock units	200	2	(2)	—	—	—
Issuance of shares to directors in lieu of cash retainer	2	—	12	—	—	12
Stock-based compensation expense	—	—	13,173	—	—	13,173
Balance at June 30, 2024	206,629	$2,066	$1,250,983	$557	$(1,729,212)	$(475,606)
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
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at June 30, 2025 will be sufficient to fund its operations for at least the next 12 months. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances among the consolidated entities have been eliminated from the condensed consolidated financial statements. The Company operates and manages its business as one reportable and operating segment (see “Note 13—Segment Information”).
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
Assets Held for Sale
The Company classifies its long-lived assets to be sold as held for sale when the six criteria in ASC 360, Property, Plant and Equipment are met. This generally occurs when an agreement to sell exists, or when management has committed to a plan to sell the assets within one year. Assets and liabilities to be disposed of together as a group in a single transaction (“disposal groups”) are classified as held for sale if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use.
The long-lived assets included in a disposal group are reported at the lower of their carrying value or fair value less cost to sell, beginning in the period the held for sale criteria are met. Prior to disposal, losses are recognized for any initial or subsequent write-down to fair value less cost to sell. Any gains or losses not previously recognized that result from the sale of a disposal group shall be recognized at the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation and amortization expense on long-lived assets. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.
Revenue Recognition
The Company recorded the following revenues for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales, net	$162,430	$107,987	$306,217	$197,259
Collaborative and other revenues	923	1,345	2,670	4,834
Total revenues	$163,353	$109,332	$308,887	$202,093
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
Restricted Cash
Total restricted cash was $1,892 and $1,610 as of June 30, 2025 and December 31, 2024, respectively, and primarily consisted of $1,400 as of June 30, 2025 and December 31, 2024, for a letter of credit the Company is required to maintain associated with its Birmingham lease. The letter of credit associated with the Birmingham lease of $1,400 is reflected within other assets on the Condensed Consolidated Balance Sheets as of June 30, 2025.
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
Assets measured at fair value on a recurring basis include investments (See “Note 4—Investments”). There were no liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Trade Receivables
The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.
Receivables from collaborations are recorded for amounts due to the Company related to royalty receivables from the Company’s partners, including Shionogi & Co., Ltd., Green Cross, and Torii (See “Note 12—Collaborative and Other Relationships”).
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
Inventory
The Company’s inventory primarily relates to ORLADEYO. The Company’s inventory also includes peramivir.
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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. The Company accrues costs for clinical trial activities based upon estimates of the actual work completed in accordance with agreements established with third-party vendors. If the Company underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of June 30, 2025 and December 31, 2024, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses are comprised of compensation and benefits and related costs associated with sales and marketing, finance, human resources, legal, information technology, quality, safety and regulatory activities related to marketed products, and other general and administrative personnel. Additionally, selling, general and administrative expenses are comprised of market research, marketing, advertising and legal expenses, including patent costs, licenses and other administrative costs.
All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.
Leases
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of June 30, 2025. The Company determines whether a contract is, or contains, a lease at inception. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases. The Company elected the practical expedient that exempts leases with an initial lease term of twelve months or less, as well as the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components.
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
Interest Expense, Deferred Financing Costs and Royalty Financing Obligations
Interest expense primarily relates to the royalty financing obligations (see “Note 7—Royalty Financing Obligations”) and the term loan borrowings under the Pharmakon Loan Agreement (see “Note 8—Debt”) during the six months ended June 30, 2025 and 2024.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on the Company, including the Company’s estimated annual effective tax rate and cash tax position, but the Company expects that the legislation will not have a material impact on the Company’s financial statements. As the legislation was signed into law after the close of second quarter, the financial impacts are not included within the Condensed Consolidated Statement of Comprehensive Income (Loss).
Foreign Currency
The functional currency of each of the Company’s foreign subsidiaries is primarily the local currency of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated at the current exchange rate as of the balance sheet date. Revenue and expense accounts are translated at the average exchange rate over the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in foreign currency losses, net, within the Condensed Consolidated Statement of Comprehensive Income (Loss).
Net Income (Loss) Per Share
Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and potentially dilutive common shares during the period as determined by using the treasury stock method.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Condensed Consolidated Statements of Comprehensive Income (Loss). There were no realized gains or losses reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024.
Significant Customers and Other Risks
Significant Customers
The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO in the United States.
ORLADEYO is generally distributed through an arrangement with a single specialty pharmacy in the United States. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) and dispenses product to patients. RAPIVAB is also generally distributed through the same specialty pharmacy in the United States. The specialty pharmacy’s inability or unwillingness to continue these distribution activities could adversely impact the Company’s business, results of operations and financial condition. Revenue where the specialty pharmacy is considered the customer was approximately 86% and 85% of total net revenues for the three and six months ended June 30, 2025, respectively. Revenue where the specialty pharmacy is considered the customer was approximately 88% of total net revenues for both the three and six months ended June 30, 2024.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company during the six months ended June 30, 2025.
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

Note 2 — Assets and Liabilities Held for Sale

On June 27, 2025, the Company entered into a definitive agreement (the “Stock Purchase Agreement”) with BioCryst Ireland Limited (“BioCryst Ireland”), a wholly owned subsidiary that operates the European ORLADEYO business, and Neopharmed Gentili S.p.A. (“Neopharmed”). Under the terms of the Stock Purchase Agreement, the Company has agreed to sell to Neopharmed all of its equity interests in BioCryst Ireland, which, together with its subsidiaries, holds certain assets, rights and employees related to our European ORLADEYO business. In connection with the sale, the Company will enter into several agreements with Neopharmed, including an Amended & Restated Intellectual Property License Agreement, a Trademark License Agreement, a Global Brand and Support Agreement, a Supply Agreement, and a Transition Services Agreement.
Under the terms of the Stock Purchase Agreement, Neopharmed will pay $250,000 in upfront consideration for the European assets and rights related to ORLADEYO, with up to an additional $14,000 in contingent milestone payments based on future sales performance in Central and Eastern Europe. Neopharmed will also pay a $15,000 royalty release fee to RPI 2019 Intermediate Finance Trust. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions. The Company intends to use the transaction proceeds to retire all remaining term debt.

As of June 30, 2025, the Company concluded that the criteria under ASC 360-10-45-9 for classification as held for sale were met for BioCryst Ireland. Accordingly, the assets and liabilities of BioCryst Ireland are classified as a disposal group held for sale in the Company’s condensed consolidated balance sheet. The disposal group is not considered a discontinued operation under ASC 205-20, as it does not represent a strategic shift that will have a major effect on the Company’s operations or financial results. Therefore, the results of operations for BioCryst Ireland are included in income from continuing operations for all periods presented.
No impairment loss was recognized in connection with the classification of the disposal group as held for sale, as the estimated fair value less costs to sell exceeded its carrying value.
The following table summarizes the assets and liabilities of BioCryst Ireland that are classified as held for sale on the unaudited condensed consolidated balance sheet as of June 30, 2025 (in thousands):

June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$15,058
Trade receivables	10,403
Inventory, net	2,043
Prepaid expenses and other current assets	1,666
Current assets held for sale	29,170
Non-current assets held for sale	2,825
Total assets held for sale	$31,995

Liabilities
Current liabilities:
Accounts payable	$1,266
Accrued expenses	22,120
Other current liabilities	322
Current liabilities held for sale	23,708
Non-current liabilities held for sale	454
Total liabilities held for sale	$24,162
Note 3 — Revenue
The Company recorded the following revenues for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ORLADEYO:
U.S.	$140,338	$95,909	$260,497	$175,875
Outside of U.S.	16,499	12,379	30,583	21,280
Total ORLADEYO	156,837	108,288	291,080	197,155
Other revenues	6,516	1,044	17,807	4,938
Total revenues	$163,353	$109,332	$308,887	$202,093
ORLADEYO revenues represent total revenues from product sales, collaborative revenues, and royalties. Other revenues primarily relate to the Company’s product sales and royalties for peramivir.
No individual country outside of the U.S. exceeded 10% of total revenues for the three and six months ended June 30, 2025 and 2024.

Note 4 — Investments
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
Assets measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2025
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$182,106	$—	$182,106
Total assets	$—	$182,106	$—	$182,106

	December 31, 2024
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$236,460	$—	$236,460
Total assets	$—	$236,460	$—	$236,460
As of June 30, 2025, the Company had six securities with a total estimated fair value of $59,117 in an unrealized loss position. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not have an intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.
The following tables summarize the fair value of the Company’s investments by type (in thousands):

	June 30, 2025
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$180,771	$1,241	$114	$(20)	$182,106
Total investments	$180,771	$1,241	$114	$(20)	$182,106

	December 31, 2024
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$234,902	$1,121	$451	$(14)	$236,460
Total investments	$234,902	$1,121	$451	$(14)	$236,460
The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Maturing in one year or less	$172,005	$216,137
Maturing after one year through two years	10,101	20,323
Total investments	$182,106	$236,460
Note 5 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and peramivir. At June 30, 2025 and December 31, 2024, receivables, net of reserves, related to sales of ORLADEYO were $87,575 and $76,282, respectively. At June 30, 2025 and December 31, 2024, receivables related to sales of peramivir were $381 and $564, respectively.
At June 30, 2025, there was $10,403 of accounts receivable, net of reserves, included in current assets held for sale. See “Note 2—Assets and Liabilities Held for Sale” for further details.
Collaborations
At June 30, 2025 and December 31, 2024 receivables from collaborations related to receivables from the Company’s royalty partners were $3,221 and $2,223, respectively.
Note 6 — Inventory
At June 30, 2025 and December 31, 2024, the Company’s inventory primarily related to ORLADEYO. Inventory also included peramivir, which is primarily manufactured for the Company’s partners.
The Company’s inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$7,252	$10,006
Work-in-process	15,943	16,152
Finished goods	5,965	7,765
Total inventory	29,160	33,923
Reserves	(1,911)	(2,649)
Total inventory, net	$27,249	$31,274
As of June 30, 2025, there was $2,043 of inventory, net in current assets held for sale and $549 of inventory, net in non-current assets held for sale. See “Note 2—Assets and Liabilities Held for Sale” for further details.
Note 7 — Royalty Financing Obligations
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
Under the Royalty Purchase Agreements, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI and OMERS, third-party audits of royalties paid under the Royalty Purchase Agreements, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as was permitted to be incurred under the terms of the Athyrium Credit Agreement (as defined in Note 8 herein) through its payoff and termination on April 17, 2023 or, subsequent to that date, the Pharmakon Loan Agreement (as defined in Note 8 herein), as applicable. See “Note 8—Debt” for further details on the Athyrium Credit Agreement and the Pharmakon Loan Agreement. The restrictions under the Royalty Purchase Agreements on the ability of the Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreements.
The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s Condensed Consolidated Balance Sheets. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at their carrying value using the effective interest method. As of June 30, 2025 and December 31, 2024, the carrying value of the royalty financing obligations under the Royalty Purchase Agreements approximated fair value and was measured based on the Company’s current estimates of future payments to RPI and OMERS over the lives of the agreements, which are considered Level 3 inputs. The Company utilizes the prospective method to account for subsequent changes in the estimated future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using internal projections of future net product sales, which are based on key assumptions, including paid patients and price. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. On a quarterly basis, the Company assesses the projected royalty payments relative to the projected interest accretion for the next twelve months to determine if the royalty liability balance is reduced relative to the current outstanding liability. In such case of excess payments relative to interest accretion for the next twelve months, the excess payments are considered to be a short-term liability and classified within current liabilities on the Company’s Condensed Consolidated Balance Sheets.
During the three months ended June 30, 2025, there were no significant changes to the amount and timing of expected royalties under the Royalty Purchase Agreements based on the Company’s latest forecasts related to ORLADEYO sales.

The following table shows the royalty financing obligations activity for the three and six months ended June 30, 2025 (in thousands) as well as the effective interest rate as of June 30, 2025:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2024	$180,413	$181,140	$152,176	$513,729
Non-cash Interest expense on Royalty financing obligations	9,756	—	3,758	13,514
Royalty Revenues Payable	(11,818)	(1,021)	(13,486)	(26,325)
Balance as of March 31, 2025	$178,351	$180,119	$142,448	$500,918
Non-cash Interest expense on Royalty financing obligations	9,804	—	3,598	13,402
Royalty Revenues Payable	(13,798)	(1,193)	(15,746)	(30,737)
Balance as of June 30, 2025	$174,357	$178,926	$130,300	$483,583

Effective interest rate	21.7%	—%	10.1%
Cash paid for interest on the royalty financing obligations was $22,372 and $36,921 for the three and six months ended June 30, 2025, respectively. Cash paid for interest on the royalty financing obligations was $17,457 and $33,069 for the three and six months ended June 30, 2024, respectively.
Concurrent with entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement pursuant to which the Company sold common stock to RPI for a premium of $4,269. This premium has been deferred and is being amortized through interest expense using the effective interest method over the term of the applicable arrangement.
Note 8 — Debt
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

The Tranche A Loan accrued interest at an effective interest rate of 12.29% and 13.31% for the three months ended June 30, 2025 and 2024, respectively.
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
On April 18, 2025, as allowable under the Pharmakon Loan Agreement, the Company made a $75,000 partial prepayment on the outstanding principal amount under the Pharmakon Term Loan. In conjunction with the partial prepayment, the Company incurred a $2,250 prepayment premium and paid $424 of interest accrued through the payment date. Additionally, unamortized deferred financing costs of $1,921 associated with the Pharmakon Term Loan were written-off at the time of repayment. Collectively, the prepayment and unamortized deferred financing costs totaled $4,171 are reflected as a one-time loss on extinguishment of debt on the Condensed Consolidated Statements of Comprehensive Income (Loss).
As of June 30, 2025, borrowings, including Pharmakon PIK Interest Payments, totaled $248,704 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three and six months ended June 30, 2025 was $7,526 and $16,679, respectively, all of which was paid at the end of the quarterly period.
As of June 30, 2024, borrowings, including the Pharmakon PIK Interest Payments, totaled $323,704 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three and six months ended June 30, 2024 was $10,108 and $20,082, respectively. As allowable under the Pharmakon Loan Agreement, the Company designated and accounted for 50% of the quarterly interest payment for the six months ended June 30, 2024 as a Pharmakon PIK Interest Payment and the total amount of $10,041 was added to the outstanding principal balance of the borrowing. The remaining 50% of the total quarterly interest payment of $10,041 was paid at the end of the quarterly period.
The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
Debt fees and issuance costs incurred with the Tranche A Loan under the Pharmakon Loan Agreement totaled $11,147 and have been deferred and are being amortized as interest expense on an effective interest rate method over the remaining term of the Tranche A Loan. Deferred financing amortization of $459 and $1,003 was recognized for the three and six months ended June 30, 2025, respectively. Deferred financing amortization of $284 and $550 was recognized for the three and six months ended June 30, 2024, respectively.
On July 24, 2025, the Company made a partial prepayment on the Pharmakon Term Loan. See “Note 16—Subsequent Events” for additional information.
Note 9 — Lease Obligations
The Company leases certain assets under operating leases, which primarily consist of real estate leases, and finance leases, which generally consist of laboratory equipment leases and office equipment leases, as of June 30, 2025. The Company’s real estate agreements expire at various times between 2026 through 2033 and include renewal options that range from three to five years in length.
Lease expense under operating and finance leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$526	$582	$1,070	$1,172
Finance lease expense:
Amortization of right-of-use assets	$554	$416	$1,092	$823
Interest on lease liabilities	90	73	184	150
Total finance lease expense	$644	$489	$1,276	$973
Other supplemental information related to leases was as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	9.9 years	9.0 years
Finance leases	2.6 years	2.6 years
Weighted average discount rate:
Operating leases	10.71%	10.91%
Finance leases	9.42%	8.66%
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s operating leases (in thousands):

	Balance Sheet Location	June 30, 2025	December 31, 2024
Operating lease assets:
Operating lease assets, net	Right of use assets	$7,916	$8,061
Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities – current liabilities	$392	$937
Non-current operating lease liabilities	Operating lease liabilities – long-term liabilities	8,489	7,924
Total operating lease liabilities		$8,881	$8,861

The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s finance leases (in thousands):

	Balance Sheet Location	June 30, 2025	December 31, 2024
Finance lease assets:
Finance lease assets, net	Right of use assets	$3,630	$3,947
Finance lease liabilities:
Current finance lease liabilities	Finance lease liabilities – current liabilities	$1,616	$1,835
Non-current finance lease liabilities	Finance lease liabilities – long-term liabilities	2,043	2,124
Total finance lease liabilities		$3,659	$3,959
Operating lease assets are recorded net of accumulated amortization of $2,265 and $6,065 as of June 30, 2025 and December 31, 2024, respectively. Finance lease assets are recorded net of accumulated amortization of $4,988 and $4,059 as of June 30, 2025 and December 31, 2024, respectively.
Maturities of lease liabilities as of June 30, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2025 (remaining)	$464	$1,082
2026	1,153	1,512
2027	1,462	1,042
2028	1,506	478
2029	1,537	23
Thereafter	9,024	—
Total lease payments	15,146	4,137
Less imputed interest	(6,265)	(478)
Total	$8,881	$3,659
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$184	$150
Operating cash flows for operating leases	$903	$1,084

Operating lease assets obtained in exchange for operating lease liabilities:	$280	$156
Finance lease assets obtained in exchange for finance lease liabilities:	$844	$155
Non-cash increase to operating lease assets due to remeasurement of operating lease liabilities:	$786	$365

Note 10 — Stockholders’ Equity
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows (in thousands):

	June 30, 2025	December 31, 2024
Shares reserved for exercises of outstanding stock options	42,093	44,240
Shares reserved for vesting of restricted stock units	9,798	10,112
Shares reserved for future issuance under the Stock Incentive Plan	13,332	1,065
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,725	1,699
Shares reserved for future issuance under the Employee Stock Purchase Plan	4,841	5,042
Total shares reserved for future issuance	71,789	62,158
Note 11 — Stock-Based Compensation
As of June 30, 2025, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 21, 2025 and approved by the Company’s stockholders on June 12, 2025. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Incentive Plan	$19,377	$10,934	$38,609	$22,500
Inducement Plan	1,741	2,084	3,673	4,007
ESPP	186	155	390	318
Stock-based compensation expense	$21,304	$13,173	$42,672	$26,825
Stock Incentive Plan
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	39,082	$7.96
Granted	233	10.32
Exercised	(599)	5.43		$2,407
Cancelled or Forfeited	(1,326)	10.43
Outstanding at June 30, 2025	37,390	$7.93	6.35	$61,951
Exercisable at June 30, 2025	23,804	$7.92	5.03	$42,079

The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	9,289	$7.73
Granted	246	9.55
Vested	(197)	8.90
Forfeited	(422)	7.63
Unvested at June 30, 2025	8,916	$7.75
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first six months of 2025 and 2024 was $9.55 and $5.80, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
Inducement Equity Incentive Plan
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	5,158	$8.44
Granted	23	7.90
Exercised	(247)	5.65		$981
Cancelled or Forfeited	(231)	11.55
Outstanding at June 30, 2025	4,703	$8.43	6.45	$10,636
Exercisable at June 30, 2025	3,269	$7.82	5.82	$9,095
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	823	$8.53
Granted	254	8.58
Vested	(123)	8.78
Forfeited	(72)	8.24
Unvested at June 30, 2025	882	$8.53
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first six months of 2025 and 2024 was $8.58 and $5.36, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

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
Stock Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan during the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Expected Life in Years	5.9	5.8
Expected Volatility	77.1%	83.7%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.1%	4.3%
Weighted average grant date fair value per share	$7.12	$4.56
Inducement Equity Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Inducement Plan during the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Expected Life in Years	5.9	5.8
Expected Volatility	82.7%	83.3%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.4%	4.4%
Weighted average grant date fair value per share	$5.73	$3.90
Note 12 — Collaborative and Other Relationships
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
Peramivir Injection (RAPIVAB, RAPIACTA, PERAMIFLU)
U.S. Department of Health and Human Services (“HHS”)
In September 2024, the HHS awarded the Company up to a $69,388 contract for the procurement of up to 95.6 thousand doses over a five-year period of RAPIVAB (peramivir injection) for the treatment of influenza. The contract, awarded by the HHS Office of the Administration for Strategic Preparedness and Response (“ASPR”), will supply the Center for the Strategic National Stockpile, the nation’s largest supply of life-saving pharmaceuticals and medical supplies for use in a public health emergency. The contract is structured with a 12-month base ordering period and four optional 12-month ordering periods, which the government can exercise on an annual basis. ASPR executed the first ordering period for $13,878. The Company delivered 8.6 thousand and 16.8 thousand doses of peramivir under this contract for the three and six months ended June 30, 2025, respectively. The Company recorded revenue of $6,208 and $12,206 for the three and six months ended June 30, 2025, respectively. As the contract was entered into in September 2024, there were no doses delivered and no revenue recorded for the three months ended June 30, 2024. On May 15, 2025, ASPR notified the Company of its intent to not exercise any additional optional ordering periods available under the agreement.
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
Note 13 — Segment Information
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
The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss). This measure is used to monitor budget versus actual results to evaluate the performance of the segment. The CODM uses consolidated cash, cash equivalents and investments as the measure of segment assets. As of June 30, 2025 the Company’s cash, cash equivalents, and investments were $285,197, of which $15,058 was considered held for sale (see Note 2 - Assets Held for Sale”). As of December 31, 2024 the Company’s cash, cash equivalents, and investments were $341,173.
The following table illustrates information about segment revenues, significant segment expenses, and segment net income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$163,353	$109,332	$308,887	$202,093

Less[1]:
Cost of product sales	2,798	1,699	7,366	2,964
Research and development
Berotralstat	12,073	13,146	19,898	25,104
Factor D Program	—	5,557	1,400	16,037
BCX17725	8,381	5,250	15,689	13,009
Avoralstat	8,307	4,137	15,687	8,173
Other research, preclinical and development costs	14,625	9,533	27,982	21,793
Selling, general and administrative	87,383	61,249	169,852	120,740
Foreign currency losses, net	63	84	62	135
Interest income	(2,516)	(3,554)	(5,540)	(7,585)
Interest expense	21,582	24,733	45,076	49,239
Income tax expense	1,401	172	2,127	537
Loss on extinguishment of debt	4,171	—	4,171	—
Segment net income (loss)	5,085	(12,674)	5,117	(48,053)

Reconciliation of segment profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$5,085	$(12,674)	$5,117	$(48,053)
[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see “Note 3—Revenue”.
Note 14 — Commitments and Contingencies
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

Note 15 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024 were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$5,085	$(12,674)	$5,117	$(48,053)
Denominator:
Weighted average shares of common stock outstanding: basic	209,519	206,425	209,203	206,244
Net income (loss) per common share: basic	$0.02	$(0.06)	$0.02	$(0.23)
Effect of dilutive securities:
Stock options to purchase common stock	6,360	—	5,380	—
Unvested restricted stock unit awards	3,973	—	2,966	—
Shares issuable under the employee stock purchase plan	34	—	25	—
Dilutive potential common shares	10,367	—	8,371	—
Weighted average shares of common stock outstanding: diluted	219,886	206,425	217,574	206,244
Net income (loss) per common share: diluted	$0.02	$(0.06)	$0.02	$(0.23)
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and shares issuable under the employee stock purchase plan for the three and six months ended June 30, 2025 and 2024.
For the three and six months ended June 30, 2025, the dilutive effect of outstanding stock options, restricted stock unit awards, and shares issuable under the employee stock purchase plan was calculated using the treasury method, whereby all such awards are assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options, restricted stock units and shares issuable under the employee stock purchase plan, were assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.
For the three and six months ended June 30, 2024, during which the Company recorded a net loss, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For this period, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same.
The following table summarizes potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders as they were anti-dilutive:

	As of June 30, 2025	As of June 30, 2024
Outstanding stock options	21,790	39,013
Unvested restricted stock unit awards	248	5,986
Total	22,038	44,999
Note 16 — Subsequent Events
On July 24, 2025, as allowable under the Pharmakon Loan Agreement, the Company made a $50,000 partial prepayment on the outstanding principal amount under the Pharmakon Term Loan. In conjunction with the partial prepayment, the Company incurred a $1,500 prepayment premium and paid $376 of interest accrued through the payment date.

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
Products and Product Candidates
ORLADEYO® (berotralstat)
ORLADEYO is an oral capsule, once-daily therapy discovered and developed by us for the prevention of HAE attacks. ORLADEYO is approved in the United States and other global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older. In addition, the ongoing APeX-P clinical trial, which is complete through the primary endpoint, is continuing to assess an oral granule formulation of ORLADEYO in pediatric patients who are 2 to 11 years of age at enrollment.
We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and over four years of commercialization experience with ORLADEYO, we anticipate that the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect approximately 80 percent of our revenue at peak to come from the United States. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part II, Item 1A of this report for further discussion of these risks.
Revenue from sales of ORLADEYO for the three and six months ended June 30, 2025 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including our pending transaction with Neopharmed, as defined and discussed below, for the sale of our European ORLADEYO Business (as described further under “Recent Developments—Neopharmed Gentili S.p.A. Stock Purchase Agreement” below), the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, our pricing strategy, and market trends. We monitor and analyze this data on an ongoing basis as we continue to commercialize ORLADEYO and adjust our forecasts accordingly.

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
Our operating expenses are also difficult to predict and depend on several factors, including research and development expenses, drug manufacturing, clinical research activities, the ongoing requirements of our development programs, the costs of commercialization, and direction from regulatory agencies, which are difficult to predict, and the factors discussed in the “Risk Factors” section in Part II, Item 1A of this report. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.

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

On May 5, 2025, we announced that we submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) to expand the ORLADEYO label to children with HAE aged 2 to 11 using an oral granule formulation. We also announced our expectation to submit regulatory filings in 2025 in global territories, including Europe, Japan and Canada. ORLADEYO would be the first targeted oral prophylactic therapy for children with HAE.

On May 14, 2025, we announced that the FDA accepted our NDA for the use of ORLADEYO in pediatric patients with HAE aged 2 to 11 years. In addition, we announced that the FDA granted priority review of our NDA, with a Prescription Drug User Fee Act (“PDUFA”) target action date of September 12, 2025. We also announced that we filed a line extension application for the use of ORLADEYO oral granules in patients with HAE aged 2 to 11 years with the European Medicines Agency. On June 23, 2025, the FDA extended the PDUFA goal date for our NDA for the use of once-daily ORLADEYO oral granules in pediatric patients with HAE aged 2 to 11 years due to our submission of additional final reports and formulation data, which resulted in a standard three-month extension to the original goal date to provide time for a full review of the submission. The new PDUFA target action date for our NDA is December 12, 2025.

On May 16, 2025, we announced new real-world evidence on the use of ORLADEYO in adolescents and people with severe HAE showing significant and sustained reductions in HAE attack rates through 18 months of follow-up after beginning treatment with ORLADEYO in both patient populations.

On May 30, 2025, we announced new data highlighting the reduction in the percentage of days with HAE symptoms among young children initiating berotralstat in our APeX-P trial. We also announced the broad safety and efficacy outcomes observed across all age groups of patients taking ORLADEYO to prevent HAE attacks.

On June 6, 2025, we announced that, following a positive recommendation from the Zorginstituut Nederland, ORLADEYO was approved in the Netherlands for the routine prevention of HAE attacks in patients aged 12 years and older. We also announced that this reimbursement approval in the Netherlands marks national reimbursement for ORLADEYO across all major European countries, providing HAE patients with access to the first oral, once-daily preventive therapy.

On June 13, 2025, we announced that the National Institute of Drug and Food Surveillance in Colombia granted approval for ORLADEYO for the prophylaxis of HAE attacks in adults and pediatric patients 12 years of age or older. We have an exclusive collaboration with Pint Pharma GmbH (“Pint Pharma”) to register and promote ORLADEYO in the pan-Latin America region. Under the terms of the agreement, Pint Pharma is responsible for obtaining and maintaining all marketing authorizations and for commercializing ORLADEYO in the region.

On June 16, 2025, we announced new data on the long-term efficacy and safety of ORLADEYO for the prophylactic treatment of HAE in patients across all age groups, demonstrating sustained reductions in HAE attacks and consistent safety profile.

On August 4, 2025, we announced that new real-world data from over 350 patients with HAE with normal C1 inhibitor showed substantial reductions in attack rates with ORLADEYO, which we believe reinforces its value for a historically underserved patient segment and provides strong evidence to close gaps in both treatment and reimbursement.

BCX17725 (Netherton syndrome)

On May 5, 2025, we announced that the FDA has cleared our investigational new drug application, which will enable our clinical trial of BCX17725 to enroll patients in the United States. This phase 1 trial is also open in Australia. In addition, on July 30, 2025, we were notified that the FDA has granted Fast Track designation for BCX17725 for the treatment of Netherton syndrome. On August 4, 2025, we announced that we continue to expect initial data from the program by the end of the year.

Avoralstat

On May 5, 2025, we announced that the first clinical trial with suprachoroidal delivery of avoralstat was granted authorization to proceed in Australia. On August 4, 2025, we announced that we continue to expect initial data from this program by the end of the year.

Pharmakon Loan Agreement

On April 18, 2025, we made a partial prepayment of $75.0 million of the outstanding principal amount under the Pharmakon Loan Agreement. On July 24, 2025, we made an additional partial prepayment of $50.0 million of the outstanding principal amount under the Pharmakon Loan Agreement.

Neopharmed Gentili S.p.A. Stock Purchase Agreement

On June 27, 2025, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with BioCryst Ireland Limited (“BioCryst Ireland”), a private limited company incorporated under the laws of Ireland and a wholly owned subsidiary of the Company, and Neopharmed Gentili S.p.A., a corporation organized under the laws of Italy (“Neopharmed”).

Under the terms of the Stock Purchase Agreement, we have agreed to sell to Neopharmed all of our equity interests in BioCryst Ireland, which, together with its subsidiaries, holds certain assets, rights, and employees related to our European ORLADEYO business (the “European ORLADEYO Business”). Concurrent with the closing of the transactions contemplated by the Purchase Agreement, we and BioCryst Ireland will amend and restate our existing intellectual property license agreement pursuant to which we will continue to grant to BioCryst Ireland certain rights with respect to ORLADEYO in the territory (the “IP License Agreement”). The terms of the IP License Agreement may also extend to the pediatric line extension of ORLADEYO, subject to certain regulatory approvals. Upon closing of the transaction, Neopharmed will pay us $250.0 million in cash, subject to customary purchase price adjustments. In addition, Neopharmed has agreed to pay us up to $14.0 million if certain revenue milestones are achieved prior to December 31, 2032. Neopharmed will also pay a $15.0 million royalty release fee to RPI 2019 Intermediate Finance Trust. The transaction is expected to close in October 2025, and we plan to use the proceeds from the transaction to retire all remaining outstanding term debt under the Pharmakon Loan Agreement.

Leadership Changes

On July 31, 2025, we announced that our President and Chief Executive Officer, Jon Stonehouse, had informed the Board of Directors of his intention to retire on December 31, 2025. The Board appointed Charlie Gayer, the Company’s Chief Commercial Officer, as the Company’s next President, effective August 1, 2025, and the next Chief Executive Officer, effective January 1, 2026. In addition, on July 7, 2025, we announced the appointment of Babar Ghias as the Company’s Chief Financial Officer and Head of Corporate Development.
Results of Operations (three months ended June 30, 2025 compared to the three months ended June 30, 2024)
For the three months ended June 30, 2025, total revenues were $163.4 million compared to $109.3 million for the three months ended June 30, 2024. The increase in total revenues was due to a $48.6 million increase in ORLADEYO net revenue, excluding royalties, primarily due to an increase in direct sales of ORLADEYO due to an increase in volume, which was driven by strong patient demand, and an increase in the rate of paid shipments. The increase in total revenues was also due to an increase in other revenues of $5.5 million, primarily due to an increase in direct sales of peramivir.
Cost of product sales for the three months ended June 30, 2025 and 2024 was $2.8 million and $1.7 million, respectively. The increase in cost of product sales was primarily due to the increase in peramivir sales and an increase in inventory reserves.

The following table summarizes our research and development expenses for the periods indicated (in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses.

	Three Months Ended June 30,
	2025	2024
Research and development expenses by program:
Berotralstat	$12,073	$13,146
Factor D Program	—	5,557
BCX17725	8,381	5,250
Avoralstat	8,307	4,137
Other research, preclinical and development costs	14,625	9,533
Total research and development expenses	$43,386	$37,623
Research and development expenses increased to $43.4 million for the three months ended June 30, 2025 from $37.6 million for the three months ended June 30, 2024, primarily due to an increase in preclinical and early clinical work for avoralstat, BCX17725, and early-phase pipeline programs, primarily due to investigational new drug application-enabling activities. Further, there was an increase in stock-based compensation expense as a result of the retirement policy adopted in July 2024 and an increase in restricted stock unit awards granted. These increases were partially offset by the discontinuation and close-out of the Factor D programs, and a decrease in berotralstat-related regulatory, safety and quality expenses as efforts shifted to selling, general, and administrative related activities, reflecting the program’s commercial progression.
Research and development expenses include all direct and indirect expenses relating to research and development and are allocated to specific programs at the point of development of a lead product candidate. Direct expenses are charged directly to the program to which they relate, and indirect expenses are allocated based upon internal direct labor hours dedicated to each respective program. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidates, and conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. Research and development expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the longer length of time of the clinical trials and the higher number of patients enrolled in these clinical trials.
Selling, general and administrative expenses for the three months ended June 30, 2025 were $87.4 million compared to $61.2 million for the three months ended June 30, 2024. This increase was primarily driven by $5.9 million of transaction costs related to the sale of our European ORLADEYO Business to Neopharmed, an increase in stock-based compensation expense as a result of the retirement policy adopted in July 2024 and an increase in restricted stock unit awards granted. Further, there was an increase in ORLADEYO related regulatory, safety and quality activities as efforts shifted from development to supporting commercial products, reflecting the program’s commercial progression, as well as increases in variable costs driven by the increase in ORLADEYO sales.
Interest expense for the three months ended June 30, 2025 was $21.6 million compared to $24.7 million for the three months ended June 30, 2024. Interest expense is primarily comprised of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and interest expense associated with the borrowings under the Pharmakon Loan Agreement (as defined below), including the amortization of the deferred financing costs, associated with the borrowings under the Pharmakon Loan. The decrease in interest expense was primarily the result of the $75.0 million partial prepayment on the outstanding principal amount under the Pharmakon Term Loan in April 2025, and a decrease in the effective interest rate related to the Pharmakon Loan Agreement.
For the three months ended June 30, 2025, interest income was $2.5 million compared to $3.6 million for the three months ended June 30, 2024. Net foreign currency losses were less than $0.1 million for the three months ended June 30, 2025 and 2024.

In April 2025, the Company made a $75.0 million partial prepayment on the outstanding principal amount under the Pharmakon Term Loan resulting in a one-time loss on extinguishment of debt of $4.2 million for the three months ended June 30, 2025.
For the three months ended June 30, 2025, income tax expense was $1.4 million compared to $0.2 million for the three months ended June 30, 2024. The increase in income tax expense was primarily driven by the increase in net income for the three months ended June 30, 2025 compared to the net loss incurred in the three months ended June 30, 2024.
Results of Operations (six months ended June 30, 2025 compared to the six months ended June 30, 2024)
For the six months ended June 30, 2025, total revenues were $308.9 million compared to $202.1 million for the six months ended June 30, 2024. The increase in total revenues was due to a $93.9 million increase in ORLADEYO net revenue, excluding royalties, primarily due to an increase in direct sales of ORLADEYO due to both an increase in volume, was driven by strong patient demand and an increase in the rate of paid shipments, and an increase in price. The increase in total revenues was also due to an increase in other revenues of $12.9 million, primarily due to an increase in direct sales of peramivir.
Cost of product sales for the six months ended June 30, 2025 and 2024 was $7.4 million and $3.0 million, respectively. The increase in cost of product sales was primarily due to the increase in peramivir and ORLADEYO sales, and an increase in inventory reserves.
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Research and development expenses by program:
Berotralstat	$19,898	$25,104
Factor D Program	1,400	16,037
BCX17725	15,689	13,009
Avoralstat	15,687	8,173
Other research, preclinical and development costs	27,982	21,793
Total research and development expenses	$80,656	$84,116
Research and development expenses decreased to $80.7 million for the six months ended June 30, 2025 from $84.1 million for the six months ended June 30, 2024, primarily due to a decrease in Factor D program expenses attributed to the discontinuation and close-out of the Factor D programs, a decrease in berotralstat-related regulatory, safety and quality expenses as efforts shifted to selling, general, and administrative related activities, reflecting the program’s commercial progression, and a change in general and administrative expense allocations. These reductions were partially offset by increased spending on preclinical and early clinical work for avoralstat, BCX17725, and early-phase pipeline programs, primarily due to investigational new drug application-enabling activities. Further, there was an increase in stock-based compensation expense as a result of the retirement policy adopted in July 2024 and an increase in restricted stock unit awards granted.
Research and development expenses include all direct and indirect expenses relating to research and development and are allocated to specific programs at the point of development of a lead product candidate. Direct expenses are charged directly to the program to which they relate, and indirect expenses are allocated based upon internal direct labor hours dedicated to each respective program. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidates, and conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. Research and development expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the longer length of time of the clinical trials and the higher number of patients enrolled in these clinical trials.

Selling, general and administrative expenses for the six months ended June 30, 2025 were $169.9 million compared to $120.7 million for the six months ended June 30, 2024. The increase was primarily driven by $6.4 million of transaction costs related to the sale of our European ORLADEYO Business, an increase from a change in general and administrative expense allocations, an increase in stock-based compensation expense as a result of the retirement policy adopted in July 2024 and an increase in restricted stock unit awards granted. Further, there was an increase in ORLADEYO related regulatory, safety and quality activities as efforts shifted from development to supporting commercial products, reflecting the program’s commercial progression, as well as increases in variable costs driven by the increase in ORLADEYO sales.
Interest expense for the six months ended June 30, 2025 was $45.1 million compared to $49.2 million for the six months ended June 30, 2024. Interest expense is primarily comprised of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and interest expense associated with the borrowings under the Pharmakon Loan Agreement (as defined below), including the amortization of the deferred financing costs, associated with the borrowings under the Pharmakon Loan. The decrease in interest expense was primarily the result of the $75.0 million partial prepayment on the outstanding principal amount under the Pharmakon Term Loan in April 2025, and the decrease in the effective interest rate related to the Pharmakon Loan Agreement.
For the six months ended June 30, 2025, interest income was $5.5 million compared to $7.6 million for the six months ended June 30, 2024. The decrease in interest income was primarily the result of an overall decrease in our investment portfolio. Net foreign currency losses were less than $0.1 million for the six months ended June 30, 2025 compared to losses of $0.1 million for the six months ended June 30, 2024.
In April 2025, the Company made a $75.0 million partial prepayment on the outstanding principal amount under the Pharmakon Term Loan resulting in a one-time loss on extinguishment of debt of $4.2 million for the six months ended June 30, 2025.
For the six months ended June 30, 2025, income tax expense was $2.1 million compared to $0.5 million for the six months ended June 30, 2024. The increase in income tax expense was primarily driven by the increase in net income for the six months ended June 30, 2025 compared to the net loss incurred in the six months ended June 30, 2024.
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
On April 17, 2023, we entered into a $450.0 million Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300.0 million (the “Tranche A Loan”), which was funded on April 17, 2023. We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay transaction costs and fees, and we used the remaining net proceeds of approximately $25.8 million for other general corporate purposes. The Pharmakon Loan Agreement also provided for three additional term loan tranches in principal amounts of $50.0 million each, which we could have requested, at our option, on or prior to September 30, 2024. We chose not to request any of the additional term loan tranches and the options have now expired. The maturity date of the Pharmakon Loan Agreement is April 17, 2028. On April 18, 2025, we made a partial prepayment of $75.0 million of the outstanding principal amount under the Pharmakon Loan Agreement. On July 24, 2025, we made an additional partial prepayment of $50.0 million of the outstanding principal amount under the Pharmakon Loan Agreement. In connection with the closing of the transaction with Neopharmed described above, we plan to use the proceeds from the transaction to retire all remaining outstanding term debt under the Pharmakon Loan Agreement.
The Pharmakon Loan Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions. These covenants could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of June 30, 2025, we were in compliance with the negative covenants under the Pharmakon Loan Agreement. See “Note 8—Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
In 2020 and 2021, we entered into the Royalty Purchase Agreements (as defined in “Note 7—Royalty Financing Obligations” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) with RPI 2019 Intermediate Finance Trust (“RPI”) and OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”). Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where we sell ORLADEYO directly or through distributors. In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. Our required payments to OMERS commenced with the calendar quarter beginning October 1, 2023. See “Note 7—Royalty Financing Obligations” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about these financing transactions.
Our principal sources of liquidity at June 30, 2025 were approximately $285.2 million in cash and cash equivalents and available-for-sale investments, of which $15.1 million was considered held for sale as of June 30, 2025.
Cash Flows
The following table summarizes our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$13,785	$(55,052)
Investing activities	56,222	26,307
Financing activities	(73,157)	(3,014)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,810	(483)
Decrease in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	(1,340)	(32,242)
Less: net increase in cash and cash equivalents classified within current assets held for sale	(15,058)	—
Net decrease in cash, and cash equivalents, and restricted cash	$(16,398)	$(32,242)
Operating Activities
During the six months ended June 30, 2025, net cash provided by operating activities of $13.8 million consisted primarily of a net income of $5.1 million and $59.8 million of changes in operating assets and liabilities, primarily due to a decrease in royalty financing obligations and an increase in receivables, offset by $68.4 million of non-cash items, including $26.9 million of non-cash interest expense on royalty financing obligations and $42.7 million of stock-based compensation expense.
During the six months ended June 30, 2024, net cash used in operating activities of $55.1 million consisted primarily of a net loss of $48.1 million and $66.8 million of changes in operating assets and liabilities, primarily due to a decrease in accounts payable and accrued expenses, a decrease in royalty financing obligations, and an increase in accounts receivable, partially offset by $59.8 million of non-cash items, including $28.5 million in non-cash interest expense on royalty financing obligations and $26.8 million of stock-based compensation expense.
Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities of $56.2 million primarily related to sales and maturities of investment securities, partially offset by purchases of investment securities.
During the six months ended June 30, 2024, net cash provided by investing activities of $26.3 million primarily related to maturities of investment securities, partially offset by purchases of investment securities.
Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities of $73.2 million primarily consisted of repayment of Pharmakon term loan principal and related prepayment premium and fees, and principal payments on royalty financing obligations, partially offset by net proceeds from common stock issued under stock-based compensation plans.
During the six months ended June 30, 2024, net cash used in financing activities of $3.0 million consisted of withholding taxes paid on stock-based awards and principal payments on finance lease liabilities, partially offset by net proceeds from common stock issued under stock-based compensation plans.
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
Inventory
Our inventory primarily relates to ORLADEYO. Our inventory also includes peramivir.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Pharmakon Loan Agreement. The Tranche A Loan under the Pharmakon Loan Agreement accrues interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 7.00% or, for each quarterly interest period in which a Pharmakon PIK Interest Payment (as defined in “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) was made, SOFR plus 7.25%. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Tranche A Loan. For the three months ended June 30, 2025, interest was accrued at an effective rate of 12.29% on the Tranche A Loan under the Pharmakon Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound, and our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2025, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, Swedish Krona, and Norwegian Krone. Additionally, we have operations in Canada and have foreign currency exposure relative to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the six months ended June 30, 2025; however, we may do so in the future.
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
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Since our inception, we have not achieved sustained profitability. Our expectations as to when we may achieve sustained profitability may change based upon our ability to execute our commercialization goals and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Our beliefs and projections regarding the attainment of our financial goals may differ from actual results based on market factors like competition, patient and physician acceptance of our products, reimbursement levels, or on our ability to execute our operational and budget plans, including management’s ability to properly forecast our capital allocation needs. To achieve sustained profitability, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approvals, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO under the Royalty Purchase Agreements (as defined in “Note 7— Royalty Financing Obligations” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), may reduce the profitability of such products.
Because of the numerous risks and uncertainties associated with developing our product candidates, launching new products, and their potential for commercialization, we are unable to predict the extent of any future losses. Even if we do achieve profitability in a given reporting period, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve sustained profitability on our anticipated timeline, or at all, the market value of our common stock will likely decline.

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
Risks Relating to the Pending Transaction with Neopharmed Gentili S.p.A.

The pendency of the proposed sale of our European ORLADEYO Business or the failure to complete the proposed sale could adversely affect our business and the market price of our common stock.

On June 27, 2025, we announced entry into the Stock Purchase Agreement with Neopharmed, whereby Neopharmed has agreed to acquire our European ORLADEYO Business. The announcement and pendency of the proposed sale of our European ORLADEYO Business could cause disruptions in and create uncertainty surrounding our European ORLADEYO Business, including affecting our relationships with our existing and future customers, patients, physicians, payors and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the sale is completed. In particular, management and financial resources have been diverted and will continue to be diverted towards the completion of the sale, which could have a negative impact on our future revenues and/or results of operations.

We are also subject to restrictions, without the consent of Neopharmed, on the conduct of our European ORLADEYO Business prior to the consummation of the sale. These restrictions could potentially hinder the ability of our European ORLADEYO Business to adapt to changing market conditions or take necessary actions to improve performance, and may otherwise have a significant negative impact on the future revenues and/or results of operations of our European ORLADEYO Business.

There is also no assurance that the closing of the sale will occur. Consummation of the sale is subject to various conditions, including the receipt of antitrust approval, certain third party consents, the accuracy of the Company’s and BioCryst Ireland’s representations and warranties except, generally, for any inaccuracies that have not had a material adverse effect with respect to our European ORLADEYO Business, the absence of any law or injunction restraining or otherwise prohibiting the consummation of the transactions, the absence of a material adverse effect on our European ORLADEYO Business and delivery of a customary payoff letter relating to the repayment of certain of our indebtedness from the proceeds of the sale. The failure to satisfy all of the required conditions could delay the completion of the sale for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the sale will be satisfied or waived or that the transaction will be completed. In addition, either we or Neopharmed may terminate the Stock Purchase Agreement under certain circumstances, including if the sale is not completed by December 31, 2025. We have also incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed sale, as well as the diversion of management resources towards the sale, for which we will have received little or no benefit if the closing does not occur. A failed transaction may also result in negative publicity, a negative impression of us in the investment community and a decline in our share price.

The amount of the milestone payments we may receive following the sale of our European ORLADEYO Business is subject to various risks and uncertainties.

In connection with the sale, Neopharmed will acquire our European ORLADEYO Business and will pay to us:
•a cash payment, payable upon closing, of $250 million, subject to customary purchase price adjustments; and
•future milestone payments of up to $14 million associated with revenue of ORLADEYO® in Central and Eastern Europe.

The milestone payments are subject to various risks and uncertainties. The milestone payments will be based on the achievement of specified net sales targets for the sale of ORLADEYO® in Central and Eastern Europe. It is not possible to determine with precision as of the date of this Quarterly Report on Form 10-Q the amount or timing of sales of ORLADEYO® in Central and Eastern Europe in the future and, therefore, it is possible that the milestone payments will not be earned or will be limited by lower net sales than anticipated. The specified net sales targets for ORLADEYO® in Central and Eastern Europe were based on certain assumptions about the future financial performance of ORLADEYO® in Central and Eastern Europe, and there can be no assurance that such projections will be achieved or that the milestone payments will become payable.

In addition, the cash payment we receive is subject to certain customary purchase price adjustments. If we miscalculate certain of these purchase price adjustments, the total amount of net proceeds we receive could be negatively impacted.

We will incur significant expenses in connection with the sale of our European ORLADEYO Business, regardless of whether the sale is completed.

We expect to incur significant expenses related to the sale of our European ORLADEYO Business. These expenses include, but are not limited to, legal fees, accounting fees and expenses, certain employee expenses and other related fees and expenses. Many of these expenses will be payable by us regardless of whether the sale is completed.

Further, if the sale is completed, we will enter into the Transition Services Agreement, which will provide for certain transition services to be provided to BioCryst Ireland by us, for the periods of time and compensation set forth therein, in order to facilitate the transition of the European ORLADEYO Business to Neopharmed. Performance of our obligations under the Transition Services Agreement may incur significant financial costs, and the focus and attention of our management and employee resources may be diverted, which could have a negative impact on our future revenues and/or results of operations.

We may not be able to realize the anticipated benefits of the sale of our European ORLADEYO Business.

We may not be able to realize the anticipated benefits from the sale of our European ORLADEYO Business. Our ability to realize the anticipated benefits of the sale and the success of the remaining company is subject to various risks and uncertainties, including the possibility that we may not be able to successfully sustain being a higher margin business or that we may not increase profitability through sustainable ORLADEYO® growth, our pipeline, and potential external opportunities.

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
In addition, the development plans for our product candidates, including our clinical trials, may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results. Because of the cost and duration of clinical trials, we have decided in the past, and may in the future decide, to discontinue development of product candidates for various reasons, including, but not limited to, that such candidates are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential.
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
•we or our third-party contractors, including those manufacturing our product candidates or components or ingredients thereof, or conducting clinical trials or laboratory testing on our or our partners’ behalf, may fail to comply with regulatory requirements and industry standards or meet contractual obligations in a timely manner or at all; and
•the impact of any global health epidemic or pandemic, such as COVID-19, on one or more of the foregoing factors.
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
As our programs advance, our costs could increase. Our current and planned discovery, development, approval, and commercialization efforts may require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates; our ability to maintain regulatory approvals for, successfully commercialize, and achieve sustained market acceptance of our products, including ORLADEYO; our ability to successfully consummate the pending transaction with Neopharmed, as contemplated under the Stock Purchase Agreement; our ability to raise additional capital if needed; our ability to secure partnerships with third parties for our product candidates when deemed advisable; the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates; the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.
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
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, potential U.S. Government shutdowns, changes in presidential administration in the United States, geopolitical instability, actual or threatened public health emergencies, outbreaks of disease, epidemics or pandemics (such as the COVID-19 pandemic). Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted as a result of economic and political instability. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
If we fail to successfully commercialize or establish collaborative relationships to commercialize or develop certain of our products and product candidates, or if any partner terminates or fails to perform its obligations under agreements with us, potential revenues from commercialization of our products and product candidates could be reduced, delayed or eliminated.
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
Currently, we have established collaborative relationships with, among others, third-party distributors for ORLADEYO in certain markets, with Torii for ORLADEYO in Japan, with each of Shionogi and Green Cross for the development and commercialization of peramivir, and with Clearside for the development of avoralstat with Clearside’s SCS Microinjector®. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
In addition, future revenue from sales of ORLADEYO is subject to uncertainties and will depend on several factors, including our pending transaction with Neopharmed for the sale of our European ORLADEYO Business, the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends.
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
We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients aged 12 years and older, in December 2020, and subsequently received regulatory approvals for ORLADEYO in other global markets. In addition, the ongoing APeX-P clinical trial, which is complete through the primary endpoint, is continuing to assess an oral granule formulation of ORLADEYO in pediatric patients who are 2 to 11 years of age at enrollment. We are also performing research on or developing products for the treatment of several other rare or difficult-to-treat diseases, including Netherton syndrome, DME, and diseases of the complement system. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into certain preventative and therapeutic agents, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.
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
Adequate coverage and reimbursement in the United States and other markets is essential to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, the Inflation Reduction Act of 2022 (“IRA”) implements a number of drug pricing measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduced the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 in 2025; impose new manufacturer financial liability on all drugs in Medicare Part D; allow the U.S. Government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication or indications are for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications for more than one disease or condition, it may not qualify for the orphan drug exemption. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. Although we are still evaluating the impact of the OBBBA on the provisions of the IRA and on our business, the OBBBA contains a variety of provisions that could impact our business and results of operations.
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
In addition, as described under “Business—Government Regulation—FDA Regulation—Abbreviated New Drug Applications for Generic Drugs” in Part I, Item 1 of our most recent Annual Report on Form 10-K, third parties may not file an ANDA for a generic drug with the FDA until the expiration of five years following the original product approval unless the submission is accompanied by a Paragraph IV certification, in which case third parties may submit an ANDA four years following the original product approval (referred to as the “NCE-1 date”). As the NCE-1 date for ORLADEYO was in December 2024, we anticipate that third parties will challenge our applicable patents, which may result in our initiation of patent infringement litigation in response to such challenge. For example, in January 2025, we received a

Paragraph IV notice of certification from Annora advising that Annora has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of three patents listed in the FDA’s Orange Book, which expire in 2039. On March 10, 2025, we ﬁled a patent infringement lawsuit in the United States District Court for the District of Delaware against the Defendants (as defined above) asserting infringement of the challenged patents arising from Annora’s ANDA filing with the FDA. For further information, see the section titled “Legal Proceedings” included in Part II, Item 1 of this report and “Note 14—Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. We intend to vigorously defend our intellectual property rights protecting ORLADEYO. We cannot predict how any additional third party would address our listed patents, whether we would sue on any such patents, or the outcome of any such suit. However, litigation to enforce or defend intellectual property rights is complex, costly, and involves significant commitments of management’s time.
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
•the withdrawal of clinical trial volunteers or patients;
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
In September 2024, we entered into a contract with ASPR for the procurement of up to 95,625 doses over a five-year period of RAPIVAB for the treatment of influenza. The contract is structured with a 12-month base ordering period and four optional 12-month ordering periods, which the U.S. Government can exercise on an annual basis. While ASPR executed the first ordering period, on May 15, 2025, ASPR notified the Company of its intent to not exercise any additional optional ordering periods available under the agreement.
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
On April 17, 2023, we entered into the $450.0 million Pharmakon Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders, and closed on an initial term loan thereunder in the principal amount of $300.0 million. As of June 30, 2025, we had an outstanding principal balance under the Pharmakon Loan Agreement of $248.7 million, inclusive of the Pharmakon PIK Interest Payments (as defined in “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report). Under the Pharmakon Loan Agreement, we will be required to pay to Pharmakon, for the account of the lenders, a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses set forth in the Pharmakon Loan Agreement in the event that we prepay, or are required to prepay, voluntarily or pursuant to a mandatory prepayment obligation under the Pharmakon Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Pharmakon Loan Agreement, in each case, subject to certain exceptions set forth in the Pharmakon Loan Agreement. For example, on April 18, 2025 and July 24, 2025, we made a partial prepayment of $75.0 million and $50.0 million, respectively, of the outstanding principal amount under the Pharmakon Loan Agreement, in addition to a prepayment premium and certain other fees and expenses.
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
Outside the United States, an increasing number of laws and regulations may govern data privacy and security. EU member states, the United Kingdom, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. These laws include the GDPR and similar national legislation within the EEA, the United Kingdom GDPR, Switzerland’s Federal Data Protection Act, the EU Clinical Trials Regulation, and the e-Privacy Directive (2002/58/EC), and are discussed in more detail in “Business—Government Regulation—Data Privacy and Security Laws” in Part I, Item 1 of our most recent Annual Report on Form 10-K. Failure to comply with the requirements of these laws may result in significant fines. For example, noncompliance with the GDPR or related national data protection laws, which may deviate from the GDPR, may result in significant fines of up to 4.0% of global revenues, or €20.0 million, whichever is greater.
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
A health epidemic or pandemic, such as the COVID-19 pandemic, and related government orders or responsive business policies and procedures, could cause disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business.
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
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of inflation, increased interest rates, disruption or instability in the banking industry, foreign exchange rate fluctuations, potential U.S. Government shutdowns, instability in connection with changes in the presidential administration in the United States, geopolitical instability, actual or threatened public health emergencies, or outbreaks of disease, epidemics or pandemics (such as the COVID-19 pandemic). The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.
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
If we fail to retain our existing key personnel or fail to attract and retain additional key personnel, the development of our product candidates, the commercialization of our products, and the related expansion of our business may be delayed or stopped.
We are highly dependent upon our senior management and scientific team, the unexpected loss of whose services might impede the achievement of our development and commercial objectives. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, commercial, operational and scientific personnel may harm our business because we rely upon these personnel for many important functions of our business.
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
In addition, we may divest or license all or a portion of certain business or product categories, which could cause a decline in revenue or profitability and may make our financial results more volatile. We may be unable to complete any such divestiture or license on terms favorable to us, within the expected timeframes, or at all. We may have continued financial exposure to divested or licensed businesses following the completion of any such transaction, including increased costs due to potential litigation, contingent liabilities and indemnification of the buyer or licensee related to, among other things, lawsuits, regulatory matters or tax liabilities. Such divestitures or licenses may also divert management’s attention from our core businesses and lead to potential issues with employees, customers or suppliers. See “Risks Relating to the Pending Transaction with Neopharmed Gentili S.p.A.” in this section for further discussion of the potential business disruptions, financial uncertainties, and operational risks that we face while the transaction with Neopharmed to sell our European ORLADEYO Business is pending.
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
Some of our stockholders own greater than 5% of our outstanding common stock. Our top ten stockholders own approximately 42% of our common stock and can individually, and as a group, influence our operations based upon their concentrated ownership and may also be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions.
Our stock price has been, and is likely to continue to be, highly volatile, which could cause the value of an investment in our common stock to decline significantly.
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2025, the 52-week range of the market price of our stock was from $6.02 to $11.31 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
•announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures (such as the pending transaction with Neopharmed), joint ventures, capital commitments or other monetization transactions;
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2025, there were 209,920,430 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of July 31, 2025, there were 46,659,214 stock options and restricted stock units outstanding and 12,976,044 shares available for issuance under our Amended and Restated Stock Incentive Plan, 5,615,859 stock options and restricted stock units outstanding and 1,681,195 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 4,841,013 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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
A wide variety of events beyond our control, such as natural disasters (including as a result of climate change), epidemic or pandemic disease outbreaks (such as the COVID-19 pandemic), trade wars, armed conflict, political unrest, government shutdowns, instability in connection with changes in the presidential administration in the United States, or other events could disrupt our business or operations or those of our development partners, manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains or trade to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See, for example, “Risk Factors—Risks Relating to Our Business—Other Operational Risks—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.” In addition, other events, such as the Ukraine-Russia and Middle East conflicts, or rising tensions between China and Taiwan, could adversely impact our business. For example, the conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyber-attacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each of those terms is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Number	Description
2.1
Stock Purchase Agreement, dated as of June 27, 2025, by and among BioCryst Pharmaceuticals, Inc., BioCryst Ireland Limited and Neopharmed Gentili S.p.A. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed June 30, 2025.

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., effective January 16, 2024. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 18, 2024.

10.1*	Consulting Agreement, dated April 9, 2025, by and between BioCryst Pharmaceuticals, Inc. and Anthony Doyle. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 6, 2025.

(10.2)*	Amendment No. 1 to the Consulting Agreement, effective May 31, 2025, by and between BioCryst Pharmaceuticals, Inc. and Anthony Doyle.

(10.3)*	Amended and Restated Employment Agreement, effective July 23, 2025, by and between BioCryst Pharmaceuticals, Inc. and Babar Ghias.

(10.4)*	Amendment No. 2 to the Employment Agreement, effective August 1, 2025, by and between BioCryst Pharmaceuticals, Inc. and Charles Gayer.

10.5*	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 21, 2025). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 16, 2025.

10.6*
Form of Notice of Grant of Stock Option and Standard Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 6, 2025.

10.7*
BioCryst Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective April 21, 2025. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 6, 2025.

(31.1)
Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)
Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2025.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Babar Ghias
Babar Ghias
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)