Form 10-Q
period 2025-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2025-11-04
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 210,543,224 shares of common stock outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the U.S. Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX17725, avoralstat, and early-stage discovery programs, and our plans and anticipated timing regarding the same;
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
•our and any subsidiary guarantors’ ability to satisfy obligations under and to comply with the covenants set forth in any future definitive documentation entered into pursuant to the Commitment Letter (as defined below) with certain affiliates of Blackstone, Inc.;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our products, product candidates, and technology;
•our ability to operate our business without infringing the intellectual property rights of others;
•estimates of our revenues, expenses, capital requirements, annual cash utilization, and our needs for additional capital or financing;
•the timing or likelihood of regulatory filings or regulatory agreements, deferrals, approvals, and other decisions (including with respect to the ORLADEYO pediatric program);
•our ability to manage our liquidity needs to fund our operations or repay potential recourse debt obligations;
•our financial performance;
•statements and projections regarding financial goals, including timing for achieving sustained profitability or positive cash flow;
i

•competitive companies, technologies, and our industry; and
•the proposed Merger (as defined below) including, but not limited to, our expectations regarding the timing, closing, cost, and benefits of the proposed Merger and the transactions contemplated by the Merger Agreement.
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
•We may not achieve sustained profitability, and we may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations.
•We face risks relating to the proposed Merger and our ability to consummate the Merger, including that failure to complete the Merger could negatively impact us, the pending Merger may disrupt our ongoing business operations, and we may fail to realize the anticipated benefits of the Merger.
•Our success depends in part upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive and maintain regulatory approvals for the commercial sale of our product candidates. The development process and related regulatory processes are complex and uncertain, may be lengthy and expensive, and require, among other things, an indication that our products and product candidates are safe and effective. For example, applicable regulatory agencies could refuse to approve, or impose restrictions or warnings on, our product candidates, require us to conduct additional studies or adopt study designs that differ from our planned development strategies, suspend or terminate our clinical trials, withdraw approval for our products, or take other actions that could materially impact the cost, timing, and success of our planned development and commercialization strategies.
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
•We anticipate incurring significant indebtedness in connection with the Commitment Letter (as defined below), and the definitive documentation for such indebtedness may contain conditions and restrictions that limit our flexibility in operating our business.
•International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, and economic risks. For example, our actual or perceived failure to comply with non-U.S. governmental laws and regulations and other obligations related to privacy, data protection, and information security could harm our business.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$84,078	$104,713
Restricted cash	579	210
Short-term investments	128,795	216,137
Trade receivables	91,325	79,069
Inventory, net	5,232	8,087
Prepaid expenses and other current assets	16,502	13,752
Current assets held for sale	29,173	—
Total current assets	355,684	421,968
Long-term inventory, net	23,390	23,187
Property and equipment, net	8,396	7,777
Long-term investments	39,669	20,323
Right of use assets	10,840	12,008
Other assets	4,387	5,157
Non-current assets held for sale	4,058	—
Total assets	$446,424	$490,420

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,567	$11,644
Accrued expenses	118,778	113,292
Operating lease liabilities	348	937
Finance lease liabilities	1,435	1,835
Royalty financing obligations	37,686	32,676
Current liabilities held for sale	26,423	—
Total current liabilities	190,237	160,384
Operating lease liabilities	8,425	7,924
Finance lease liabilities	1,742	2,124
Royalty financing obligations	439,107	481,053
Secured term loan	194,366	314,869
Non-current liabilities held for sale	436	—
Total liabilities	834,313	966,354
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 210,522 at September 30, 2025 and 208,543 at December 31, 2024	2,105	2,085
Additional paid-in capital	1,360,890	1,291,100
Accumulated other comprehensive income	1,140	921
Accumulated deficit	(1,752,024)	(1,770,040)
Total stockholders’ deficit	(387,889)	(475,934)
Total liabilities and stockholders’ deficit	$446,424	$490,420
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$159,395	$117,085	$468,282	$319,178
Expenses:
Cost of product sales	2,187	3,211	9,553	6,175
Research and development	44,603	41,081	125,259	125,197
Selling, general and administrative	83,014	65,101	252,866	185,841
Total operating expenses	129,804	109,393	387,678	317,213
Income from operations	29,591	7,692	80,604	1,965

Other income (expense):
Interest income	2,238	3,591	7,778	11,176
Interest expense	(19,661)	(24,828)	(64,737)	(74,067)
Foreign currency gains (losses), net	35	98	(27)	(37)
Loss on extinguishment of debt	(2,740)	—	(6,911)	—
Other income	2,667	—	2,667	—
Total other expense, net	(17,461)	(21,139)	(61,230)	(62,928)

Income (loss) before income taxes	12,130	(13,447)	19,374	(60,963)
Income tax (benefit) expense	(769)	586	1,358	1,123
Net income (loss)	$12,899	$(14,033)	$18,016	$(62,086)

Other comprehensive income (loss):
Foreign currency translation adjustment	(523)	563	545	170
Unrealized gain (loss) on available for sale investments	17	1,173	(326)	786
Total other comprehensive (loss) income	(506)	1,736	219	956
Net comprehensive income (loss)	$12,393	$(12,297)	$18,235	$(61,130)

Net income (loss) per common share: basic	$0.06	$(0.07)	$0.09	$(0.30)
Weighted average shares of common stock outstanding: basic	210,176	206,905	209,531	206,466
Net income (loss) per common share: diluted	$0.06	$(0.07)	$0.08	$(0.30)
Weighted average shares of common stock outstanding: diluted	219,885	206,905	218,349	206,466
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$18,016	$(62,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	995	937
Inventory obsolescence	1,056	1,361
Stock-based compensation expense	61,273	44,074
Payment of Pharmakon PIK Interest	(9,153)	—
Non-cash interest expense on royalty financing obligations	39,839	42,469
Non-cash interest expense on secured term loan and amortization of debt issuance costs	1,387	11,102
Amortization of discount on investments, net	(3,240)	(8,713)
Loss on extinguishment of debt	6,911	—
Gain on sale of non-financial asset	(550)	—
Changes in operating assets and liabilities:
Increase in receivables	(21,312)	(15,402)
Increase in inventory	(1,124)	(2,001)
(Increase) decrease in prepaid expenses and other assets	(5,890)	1,385
Decrease in royalty financing obligations	(55,240)	(54,308)
Increase (decrease) in accounts payable and accrued expenses	22,441	(5,625)
Net cash provided by (used in) operating activities	55,409	(46,807)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,666)	(449)
Purchases of investments	(136,737)	(227,235)
Sales and maturities of investments	207,647	262,480
Sale of non-financial asset	550	—
Net cash provided by investing activities	69,794	34,796

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	8,458	4,030
Common stock issued to directors in lieu of cash retainer	36	29
Repayment of Pharmakon term loan principal	(115,847)	—
Prepayment premium and fees on Pharmakon term loan	(3,802)	—
Principal payments on royalty financing obligations	(16,406)	—
Withholding taxes paid on stock-based awards	(2,845)	(4,451)
Principal payments on finance lease liabilities	(1,565)	(1,348)
Net cash used in financing activities	(131,971)	(1,740)

Effect of exchange rates on cash, cash equivalents and restricted cash	1,342	368
Decrease in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	(5,426)	(13,383)
Less: cash and cash equivalents classified within current assets held for sale	(14,840)	—
Net decrease in cash, and cash equivalents, and restricted cash	(20,266)	(13,383)

Cash, cash equivalents and restricted cash:
Beginning of period	106,323	112,447
End of period	$86,057	$99,064

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$84,078	$96,841
Restricted cash	579	813
Restricted cash in other assets	1,400	1,410
Total cash, cash equivalents and restricted cash	$86,057	$99,064

Supplemental cash flow disclosure:
Cash paid for interest	$22,789	$20,242
Cash paid for taxes	$2,220	$1,225
Taxes withheld on stock-based awards included in accrued expenses	$151	$245
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	208,543	$2,085	$1,291,100	$921	$(1,770,040)	$(475,934)
Net income	—	—	—	—	32	32
Other comprehensive income	—	—	—	211	—	211
Exercise of stock options	286	3	1,226	—	—	1,229
Vesting of restricted stock units	184	2	(2)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(8)	—	(56)	—	—	(56)
Employee stock purchase plan sales	202	2	1,215	—	—	1,217
Issuance of shares to directors in lieu of cash retainer	1	—	6	—	—	6
Stock-based compensation expense	—	—	21,368	—	—	21,368
Balance at March 31, 2025	209,208	$2,092	$1,314,857	$1,132	$(1,770,008)	$(451,927)
Net income	—	—	—	—	5,085	5,085
Other comprehensive income	—	—	—	514	—	514
Exercise of stock options	560	6	3,415	—	—	3,421
Vesting of restricted stock units	136	1	(1)	—	—	—
Issuance of shares to directors in lieu of cash retainer	1	—	9	—	—	9
Stock-based compensation expense	—	—	21,304	—	—	21,304
Balance at June 30, 2025	209,905	$2,099	$1,339,584	$1,646	$(1,764,923)	$(421,594)
Net income	—	—	—	—	12,899	12,899
Other comprehensive loss	—	—	—	(506)	—	(506)
Exercise of stock options, net	300	3	1,563	—	—	1,566
Vesting of restricted stock units	147	1	(1)	—	—	—
Employee stock purchase plan sales	167	2	1,079	—	—	1,081
Issuance of shares to directors in lieu of cash retainer	3	—	21	—	—	21
Stock-based compensation expense	—	—	18,644	—	—	18,644
Balance at September 30, 2025	210,522	$2,105	$1,360,890	$1,140	$(1,752,024)	$(387,889)
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
BioCryst Pharmaceuticals, Inc. (the “Company”) is a global biotechnology company focused on developing and commercializing medicines for hereditary angioedema (“HAE”) and other rare diseases, driven by the Company’s deep commitment to improving the lives of people living with these conditions. The Company has built a robust commercial infrastructure to support the launch and continued success of ORLADEYO®, an oral, once-daily therapy discovered and developed internally for the prevention of HAE attacks. The Company’s business strategy includes leveraging this established commercial platform to successfully commercialize a pipeline of potential first-in-class or best-in-class oral small-molecule and injectable protein therapeutics targeting a range of rare diseases. These programs are being pursued through both internal discovery efforts and strategic business development. By utilizing its existing commercial capabilities and focusing on rare disease markets, the Company believes that it can more effectively optimize its costs and strategically allocate resources to support long-term, sustainable growth. The Company was founded in 1986 and incorporated in Delaware in 1991, and its headquarters is located in Durham, North Carolina.
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
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at September 30, 2025 will be sufficient to fund its operations for at least the next 12 months. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
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
Revenue Recognition
The Company recorded the following revenues for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales, net	$157,735	$116,066	$463,952	$313,325
Collaborative and other revenues	1,660	1,019	4,330	5,853
Total revenues	$159,395	$117,085	$468,282	$319,178
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
Restricted Cash
Total restricted cash was $1,979 and $1,610 as of September 30, 2025 and December 31, 2024, respectively, and primarily consisted of $1,400 as of September 30, 2025 and December 31, 2024, for a letter of credit the Company is required to maintain associated with its Birmingham lease. The letter of credit associated with the Birmingham lease of $1,400 is reflected within other assets on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.
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
Assets measured at fair value on a recurring basis include investments (See “Note 4—Investments”). There were no liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Trade Receivables
The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies globally and have standard payment terms that generally require payment within 30 to 90 days.
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
Inventory
The Company’s inventory primarily relates to ORLADEYO and also includes peramivir.
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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. The Company accrues costs for clinical trial activities based upon estimates of the actual work completed in accordance with agreements established with third-party vendors. If the Company underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of September 30, 2025 and December 31, 2024, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
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
Research and development expenses consist of costs associated with research activities as well as those associated with product development efforts, conducting pre-clinical trials, clinical trials and manufacturing activities. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, as well as other costs related to the Company’s clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and an allocation of its general and administrative overhead costs that support the Company’s research and development efforts.
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
Leases
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of September 30, 2025. The Company determines whether a contract is, or contains, a lease at inception. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases. The Company elected the practical expedient that exempts leases with an initial lease term of twelve months or less, as well as the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components.
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

Interest Expense, Deferred Financing Costs and Royalty Financing Obligations
Interest expense primarily relates to the royalty financing obligations (see “Note 7—Royalty Financing Obligations”) and the term loan borrowings under the Pharmakon Loan Agreement (see “Note 8—Debt”) during the nine months ended September 30, 2025 and 2024.
Costs directly associated with the borrowings were capitalized and netted against the corresponding debt liabilities on the Condensed Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. When utilizing the effective interest method, in periods in which payment-in-kind (“PIK”) interest was designated and added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs was accretive.
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
In addition, starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), no longer permit an immediate deduction for research and development expenditures conducted on foreign soil in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over a 15-year period. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year sixteen.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, expensing of domestic research costs, and amendments to the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. federal deferred tax assets, the legislation does not have a material impact on its condensed consolidated financial statements for the three months ended September 30, 2025.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and potentially dilutive common shares during the period as determined by using the treasury stock method. Potential common equivalent shares are excluded if their effect is anti-dilutive.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Condensed Consolidated Statements of Comprehensive Income (Loss). There were no realized gains or losses reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2025 and 2024.
Significant Customers and Other Risks
Significant Customers
The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO in the United States.
ORLADEYO is generally distributed through an arrangement with a single specialty pharmacy in the United States. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) and dispenses product to patients. RAPIVAB is also generally distributed through the same specialty pharmacy in the United States. The specialty pharmacy’s inability or unwillingness to continue these distribution activities could adversely impact the Company’s business, results of operations and financial condition. Revenue where the specialty pharmacy is considered the customer was approximately 88% and 86% of total net revenues for the three and nine months ended September 30, 2025, respectively. Revenue where the specialty pharmacy is considered the customer was approximately 88% of total net revenues for both the three and nine months ended September 30, 2024.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company during the nine months ended September 30, 2025.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects adoption of this ASU will result in additional disclosures but does not expect it will have a material effect on the Company’s consolidated balance sheet, statement of comprehensive income (loss), or statement of cash flows.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software, eliminating references to project stages and clarifying the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-06 but does not expect it will have a material effect on its consolidated balance sheet, statement of comprehensive income (loss), or statement of cash flows.
The Company does not expect any other recently issued accounting standards to have a material impact to its financial statements or disclosures.

Note 2 — Assets and Liabilities Held for Sale

On June 27, 2025, the Company entered into a definitive agreement (the “Stock Purchase Agreement”) with BioCryst Ireland Limited (“BioCryst Ireland”), a wholly owned subsidiary that operates the European ORLADEYO business, and Neopharmed Gentili S.p.A. (“Neopharmed”). On October 1, 2025 (the “Closing”), under the terms of the Stock Purchase Agreement, the Company sold to Neopharmed all of its equity interests in BioCryst Ireland, which, together with its subsidiaries, holds certain assets, rights, and employees related to our European ORLADEYO business (the “European ORLADEYO Business”). At the Closing, the Company received cash proceeds of $250,000, plus customary purchase price adjustments as set forth in the Stock Purchase Agreement. In addition, Neopharmed has agreed to pay the Company up to $14,000 if certain revenue milestones are achieved prior to December 31, 2032. Concurrent with the Closing, Neopharmed also paid a $15,000 royalty release fee to RPI 2019 Intermediate Finance Trust. In connection with the sale, the Company entered into several agreements with Neopharmed, including an Amended and Restated IP Licence Agreement, a Supply Agreement, a Global Brand and Support Agreement, a Transition Services Agreement, and a Trademark License Agreement (each as defined in“Note 16—Subsequent Events”).
On October 8, 2025, the Company used a portion of the proceeds from the sale of the European ORLADEYO business to pay off in full the outstanding principal balance and terminate the Pharmakon Loan Agreement (as defined in “Note 8—Debt”). See “Note 16—Subsequent Events” for additional information.
As of September 30, 2025, the Company concluded that the criteria under ASC 360-10-45-9 for classification as held for sale were met for BioCryst Ireland. Accordingly, the assets and liabilities of BioCryst Ireland are classified as a disposal group held for sale in the Company’s Condensed Consolidated Balance Sheet. The disposal group is not considered a discontinued operation under ASC 205-20, as it does not represent a strategic shift that will have a major effect on the Company’s operations or financial results. Therefore, the results of operations for BioCryst Ireland are included in income from continuing operations for all periods presented.
No impairment loss was recognized in connection with the classification of the disposal group as held for sale, as the estimated fair value less costs to sell exceeded its carrying value.
The following table summarizes the assets and liabilities of BioCryst Ireland that are classified as held for sale on the unaudited Condensed Consolidated Balance Sheet as of September 30, 2025 (in thousands):

September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$14,840
Trade receivables	10,285
Inventory, net	2,146
Prepaid expenses and other current assets	1,902
Current assets held for sale	29,173
Non-current assets held for sale	4,058
Total assets held for sale	$33,231

Liabilities
Current liabilities:
Accounts payable	$1,714
Accrued expenses	24,371
Other current liabilities	338
Current liabilities held for sale	26,423
Non-current liabilities held for sale	436
Total liabilities held for sale	$26,859

Note 3 — Revenue
The Company recorded the following revenues for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ORLADEYO:
U.S.	$141,557	$103,112	$402,054	$278,987
Outside of U.S.	17,520	13,207	48,103	34,487
Total ORLADEYO	159,077	116,319	450,157	313,474
Other revenues	318	766	18,125	5,704
Total revenues	$159,395	$117,085	$468,282	$319,178
ORLADEYO revenues represent total revenues from product sales, collaborative revenues, and royalties. Other revenues primarily relate to the Company’s product sales and royalties for peramivir.
No individual country outside of the U.S. exceeded 10% of total revenues for the three and nine months ended September 30, 2025 and 2024.
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
Assets measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2025
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$168,464	$—	$168,464
Total assets	$—	$168,464	$—	$168,464

	December 31, 2024
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of U.S. Government and its agencies	$—	$236,460	$—	$236,460
Total assets	$—	$236,460	$—	$236,460
As of September 30, 2025, the Company had seven securities with a total estimated fair value of $69,245 in an unrealized loss position. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not have an intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.
The following tables summarize the fair value of the Company’s investments by type (in thousands):

	September 30, 2025
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$167,149	$1,203	$138	$(26)	$168,464
Total investments	$167,149	$1,203	$138	$(26)	$168,464

	December 31, 2024
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$234,902	$1,121	$451	$(14)	$236,460
Total investments	$234,902	$1,121	$451	$(14)	$236,460
The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Maturing in one year or less	$128,795	$216,137
Maturing after one year through two years	39,669	20,323
Total investments	$168,464	$236,460
Note 5 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and peramivir. At September 30, 2025 and December 31, 2024, receivables, net of reserves, related to sales of ORLADEYO were $88,034 and $76,282, respectively. At September 30, 2025 and December 31, 2024, receivables related to sales of peramivir were $153 and $564, respectively.
At September 30, 2025, there was $10,285 of accounts receivable, net of reserves, included in current assets held for sale. See “Note 2—Assets and Liabilities Held for Sale” for further details.

Collaborative and Other Revenue
At September 30, 2025 and December 31, 2024 receivables from the Company’s royalty partners were $3,138 and $2,223, respectively.
Note 6 — Inventory
At September 30, 2025 and December 31, 2024, the Company’s inventory primarily related to ORLADEYO. The Company’s inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$9,324	$10,006
Work-in-process	14,982	16,152
Finished goods	5,977	7,765
Total inventory	30,283	33,923
Reserves	(1,661)	(2,649)
Total inventory, net	$28,622	$31,274
As of September 30, 2025, there was $2,146 of inventory, net in current assets held for sale and $705 of inventory, net in non-current assets held for sale. See “Note 2—Assets and Liabilities Held for Sale” for further details.
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
Under the Royalty Purchase Agreements, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI and OMERS, third-party audits of royalties paid under the Royalty Purchase Agreements, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as was permitted to be incurred under the terms of the Athyrium Credit Agreement (as defined in Note 8 herein) through its payoff and termination on April 17, 2023 or, subsequent to that date, the Pharmakon Loan Agreement (as defined in Note 8 herein), as applicable. See “Note 8—Debt” for further details on the Athyrium Credit Agreement and the Pharmakon Loan Agreement. The restrictions under the Royalty Purchase Agreements on the ability of the Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreements. In addition, in connection with the Stock Purchase Agreement (as defined in Note 2—Assets and Liabilities Held for Sale”), RPI and OMERS provided their written consent of the consummation of the sale of the Company’s European ORLADEYO Business. See “Note 16—Subsequent Events” for additional information on the sale of the Company’s European ORLADEYO Business.
The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s Condensed Consolidated Balance Sheets. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at their carrying value using the effective interest method. As of September 30, 2025 and December 31, 2024, the carrying value of the royalty financing obligations under the Royalty Purchase Agreements approximated fair value and was measured based on the Company’s current estimates of future payments to RPI and OMERS over the lives of the agreements, which are considered Level 3 inputs. The Company utilizes the prospective method to account for subsequent changes in the estimated future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using internal projections of future net product sales, which are based on key assumptions, including paid patients and price. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. On a quarterly basis, the Company assesses the projected royalty payments relative to the projected interest accretion for the next twelve months to determine if the royalty liability balance is reduced relative to the current outstanding liability. In such case of excess payments relative to interest accretion for the next twelve months, the excess payments are considered to be a short-term liability and classified within current liabilities on the Company’s Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2025, there were no significant changes to the amount and timing of expected royalties under the Royalty Purchase Agreements based on the Company’s latest forecasts related to ORLADEYO sales.
The following table shows the royalty financing obligations activity for the three and nine months ended September 30, 2025 (in thousands) as well as the effective interest rate as of September 30, 2025:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2024	$180,413	$181,140	$152,176	$513,729
Non-cash interest expense on royalty financing obligations	9,756	—	3,758	13,514
Royalty revenues payable	(11,818)	(1,021)	(13,486)	(26,325)
Balance as of March 31, 2025	$178,351	$180,119	$142,448	$500,918
Non-cash interest expense on royalty financing obligations	9,804	—	3,598	13,402
Royalty revenues payable	(13,798)	(1,193)	(15,746)	(30,737)
Balance as of June 30, 2025	$174,357	$178,926	$130,300	$483,583
Non-cash interest expense on royalty financing obligations	9,610	—	3,313	12,923
Royalty revenues payable	(8,258)	(2,195)	(9,260)	(19,713)
Balance as of September 30, 2025	$175,709	$176,731	$124,353	$476,793

Effective interest rate	21.6%	—%	10.1%
Cash paid for interest on the royalty financing obligations was $18,319 and $55,240 for the three and nine months ended September 30, 2025, respectively. Cash paid for interest on the royalty financing obligations was $21,239 and $54,308 for the three and nine months ended September 30, 2024, respectively.
Concurrent with entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement pursuant to which the Company sold common stock to RPI for a premium of $4,269. This premium has been deferred and is being amortized through interest expense using the effective interest method over the term of the applicable arrangement.
Note 8 — Debt
Pharmakon Loan Agreement
On April 17, 2023, the Company entered into a $450,000 Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. Certain of the Company’s wholly-owned subsidiaries were guarantors to the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provided for an initial term loan in the principal amount of $300,000 (the “Tranche A Loan”) funded on April 17, 2023 (the “Tranche A Closing Date”). The Company used a portion of the proceeds from the Tranche A Loan to repay the $241,787 of outstanding indebtedness (principal and interest due as of April 17, 2023) under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay associated transaction costs and fees, and used the remaining net proceeds of $25,805 for other general corporate purposes.
The Pharmakon Loan Agreement also provided for three additional term loan tranches, at the Company’s option, in principal amounts of $50,000 each (each a “Subsequent Tranche Loan” and, collectively with the Tranche A Loan, the

“Pharmakon Term Loans” and each, a “Pharmakon Term Loan”), which could have been requested on or prior to September 30, 2024. The Company chose not to request any Subsequent Tranche Loans and the options have since expired. The maturity date of the Pharmakon Loan Agreement was April 17, 2028 (the “Maturity Date”), the fifth anniversary of the Tranche A Closing Date.
The Pharmakon Loan Agreement provided for quarterly interest-only payments until the Maturity Date, with the unpaid principal amount of the outstanding Pharmakon Term Loans due and payable on the Maturity Date. During the first 18 months following the Tranche A Closing Date, the Company had the option to make a portion of the applicable interest payment on the Tranche A Loan in-kind (a “Pharmakon PIK Interest Payment”) by capitalizing as principal up to 50% of the amount of interest accrued on the Tranche A Loan during the applicable interest period. The Pharmakon Term Loans bore interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which could be no less than 1.75%, plus 7.00%, per annum or, for each interest period in which a Pharmakon PIK Interest Payment was made, with respect to the Tranche A Loan, SOFR plus 7.25%, per annum.
The Tranche A Loan accrued interest at an effective interest rate of 12.28% and 13.34% for the three months ended September 30, 2025 and 2024, respectively.
The Company was required to make a mandatory prepayment of the Pharmakon Term Loans (i) upon the occurrence of a change of control and (ii) prior to any repayment of any convertible debt that the Company may have issued in the future, subject to certain exceptions. The Company could make voluntary prepayments in whole or in part, in minimum $25,000 increments. Prepayments were subject to a prepayment premium equal to, (i) with respect to any prepayment made prior to the second anniversary of the applicable Pharmakon Term Loan borrowing date, the sum of (1) 3.00% of the principal amount of the Pharmakon Term Loan being prepaid plus (2) the aggregate amount of all interest that would have accrued on the principal amount of the Pharmakon Term Loan being prepaid from the date of prepayment through and including the second anniversary of the date of the borrowing of such Pharmakon Term Loan; (ii) with respect to any prepayment made on or after the second anniversary and prior to the third anniversary of the applicable Pharmakon Term Loan borrowing date, 3.00% of the principal amount of the Pharmakon Term Loan being prepaid; (iii) with respect to any prepayment made on or after the third anniversary and prior to the fourth anniversary of the applicable Pharmakon Term Loan, 2.00% of the principal amount of the Pharmakon Term Loan being prepaid; and (iv) with respect to any prepayment made on or after the fourth anniversary of the applicable Pharmakon Term Loan borrowing date and before the Maturity Date, 1.00% of the principal amount of the Pharmakon Term Loan being prepaid. In addition, if the Company had requested any Subsequent Tranche Loans, certain funding fees would have been required to be paid.
The Pharmakon Loan Agreement also contained representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limited the ability of the Company and certain of its subsidiaries to, among other things, dispose of assets, engage in mergers, acquisitions, and similar transactions, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions.
A failure to comply with the covenants in the Pharmakon Loan Agreement, or an occurrence of any other event of default, could have permitted the lenders under the Pharmakon Loan Agreement to declare the borrowings thereunder, together with accrued interest and fees, and any applicable prepayment premium, to be immediately due and payable.
The Company’s obligations under the Pharmakon Loan Agreement were secured by a security interest in, subject to certain exceptions, substantially all of the Company’s assets.
On April 18, 2025, as allowable under the Pharmakon Loan Agreement, the Company made a $75,000 partial prepayment on the outstanding principal amount under the Pharmakon Term Loan. In conjunction with the partial prepayment, the Company incurred a $2,250 prepayment premium and paid $424 of interest accrued through the payment date. Additionally, unamortized deferred financing costs of $1,921 associated with the Pharmakon Term Loan were written-off at the time of repayment. Collectively, the prepayment and unamortized deferred financing costs totaled $4,171 and are reflected as a one-time loss on extinguishment of debt on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2025.
On July 24, 2025, as allowable under the Pharmakon Loan Agreement, the Company made a $50,000 partial prepayment on the outstanding principal amount under the Pharmakon Term Loan. In conjunction with the partial prepayment, the Company incurred a $1,500 prepayment premium and fees of $52 and paid $376 of interest accrued through the payment date. Additionally, unamortized deferred financing costs of $1,188 associated with the Pharmakon

Term Loan were written-off at the time of repayment. Collectively, the prepayment and unamortized deferred financing costs totaled $2,740 and are reflected as a one-time loss on extinguishment of debt on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025.
As of September 30, 2025, borrowings, including Pharmakon PIK Interest Payments, totaled $198,704 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three and nine months ended September 30, 2025 was $6,110 and $22,789, respectively, all of which was paid at the end of the quarterly period.
As of September 30, 2024, borrowings, including the Pharmakon PIK Interest Payments, totaled $323,704 under the Pharmakon Loan Agreement. Interest expense on the Tranche A Loan for the three and nine months ended September 30, 2024 was $10,201 and $30,283, respectively. As allowable under the Pharmakon Loan Agreement, the Company designated and accounted for 50% of the quarterly interest payments for each of the three months ended March 31, 2024 and June 30, 2024 as a Pharmakon PIK Interest Payment and the total amount of $10,041 was added to the outstanding principal balance of the borrowing. The remaining 50% of the total quarterly interest payments for the three months ended March 31, 2024 and June 30, 2024 and the full quarterly interest payment for the three months ended September 30, 2024 totaling $20,242 was paid at the end of each quarterly period.
The fair value of the debt approximated its carrying value based on prevailing interest rates as of the balance sheet date and was considered as Level 2 in the fair value hierarchy.
Debt fees and issuance costs incurred with the Tranche A Loan under the Pharmakon Loan Agreement totaled $11,147 and were deferred and amortized as interest expense on an effective interest rate method over the term of the Tranche A Loan. Deferred financing amortization of $384 and $1,387 was recognized for the three and nine months ended September 30, 2025, respectively. Deferred financing amortization of $511 and $1,061 was recognized for the three and nine months ended September 30, 2024, respectively.
In connection with the Stock Purchase Agreement (as defined in Note 2—Assets and Liabilities Held for Sale”), Pharmakon provided its written consent of the consummation of the sale of the Company’s European ORLADEYO Business. On October 8, 2025, the Company used a portion of the proceeds from the sale of the European ORLADEYO Business to pay off in full the outstanding principal balance and terminate the Pharmakon Loan Agreement. See “Note 16—Subsequent Events” for additional information.
Note 9 — Lease Obligations
The Company leases certain assets under operating leases, which primarily consist of real estate leases, and finance leases, which generally consist of laboratory equipment leases and office equipment leases, as of September 30, 2025. The Company’s real estate agreements expire at various times between 2026 through 2033 and include renewal options that range from three to five years in length.
Lease expense under operating and finance leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$526	$569	$1,596	$1,741
Finance lease expense:
Amortization of right-of-use assets	$547	$455	$1,639	$1,278
Interest on lease liabilities	84	81	268	231
Total finance lease expense	$631	$536	$1,907	$1,509

Other supplemental information related to leases was as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	9.7 years	9.0 years
Finance leases	2.5 years	2.6 years
Weighted average discount rate:
Operating leases	10.71%	10.91%
Finance leases	9.63%	8.66%
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s operating leases (in thousands):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Operating lease assets:
Operating lease assets, net	Right of use assets	$7,725	$8,061
Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities – current liabilities	$348	$937
Non-current operating lease liabilities	Operating lease liabilities – long-term liabilities	8,425	7,924
Total operating lease liabilities		$8,773	$8,861
The following table summarizes the presentation in the Condensed Consolidated Balance Sheets of the Company’s finance leases (in thousands):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Finance lease assets:
Finance lease assets, net	Right of use assets	$3,115	$3,947
Finance lease liabilities:
Current finance lease liabilities	Finance lease liabilities – current liabilities	$1,435	$1,835
Non-current finance lease liabilities	Finance lease liabilities – long-term liabilities	1,742	2,124
Total finance lease liabilities		$3,177	$3,959
Operating lease assets are recorded net of accumulated amortization of $2,314 and $6,065 as of September 30, 2025 and December 31, 2024, respectively. Finance lease assets are recorded net of accumulated amortization of $4,519 and $4,059 as of September 30, 2025 and December 31, 2024, respectively.

Maturities of lease liabilities as of September 30, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2025 (remaining)	$119	$496
2026	1,153	1,520
2027	1,462	1,050
2028	1,506	486
2029	1,538	26
Thereafter	9,024	—
Total lease payments	14,802	3,578
Less imputed interest	(6,029)	(401)
Total	$8,773	$3,177
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$268	$231
Operating cash flows for operating leases	$1,347	$1,731

Operating lease assets obtained in exchange for operating lease liabilities	$366	$261
Finance lease assets obtained in exchange for finance lease liabilities	$870	$828
Non-cash increase to operating lease assets due to remeasurement of operating lease liabilities	$786	$365
Note 10 — Stockholders’ Equity
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows (in thousands):

	September 30, 2025	December 31, 2024
Shares reserved for exercises of outstanding stock options	41,522	44,240
Shares reserved for vesting of restricted stock units	9,744	10,112
Shares reserved for future issuance under the Stock Incentive Plan	13,721	1,065
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,508	1,699
Shares reserved for future issuance under the Employee Stock Purchase Plan	4,674	5,042
Total shares reserved for future issuance	71,169	62,158
Note 11 — Stock-Based Compensation
As of September 30, 2025, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 21, 2025 and approved by the Company’s stockholders on June 12, 2025. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Incentive Plan	$16,232	$14,794	$54,841	$37,294
Inducement Plan	2,179	2,234	5,852	6,241
ESPP	233	221	623	539
Total stock-based compensation costs	18,644	17,249	61,316	44,074
Capitalized stock-based compensation costs	(43)	—	(43)	—
Total stock-based compensation costs included in operating expenses	$18,601	$17,249	$61,273	$44,074
Stock Incentive Plan
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	39,082	$7.96
Granted	538	9.31
Exercised	(897)	5.36		$3,290
Cancelled or Forfeited	(1,924)	9.99
Outstanding at September 30, 2025	36,799	$7.94	6.10	$28,966
Exercisable at September 30, 2025	23,314	$7.92	4.74	$23,388
The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	9,289	$7.73
Granted	393	9.17
Vested	(270)	8.25
Forfeited	(667)	7.64
Unvested at September 30, 2025	8,745	$7.60
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first nine months of 2025 and 2024 was $9.17 and $5.80, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

Inducement Equity Incentive Plan
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	5,158	$8.44
Granted	96	8.07
Exercised	(252)	5.65		$994
Cancelled or Forfeited	(279)	11.31
Outstanding at September 30, 2025	4,723	$8.41	6.20	$6,940
Exercisable at September 30, 2025	3,519	$8.18	5.60	$6,324
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	823	$8.53
Granted	472	8.47
Vested	(197)	9.16
Forfeited	(99)	8.33
Unvested at September 30, 2025	999	$8.39
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first nine months of 2025 and 2024 was $8.47 and $6.25, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
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
Stock Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan during the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Expected Life in Years	6.2	5.8
Expected Volatility	79.0%	83.7%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.1%	4.3%
Weighted average grant date fair value per share	$6.64	$4.56

Inducement Equity Incentive Plan
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Inducement Plan during the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Expected Life in Years	6.4	5.8
Expected Volatility	80.9%	83.4%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.0%	4.2%
Weighted average grant date fair value per share	$5.89	$4.43
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
Peramivir Injection (RAPIVAB, RAPIACTA, PERAMIFLU)
U.S. Department of Health and Human Services (“HHS”)

In September 2024, the HHS awarded the Company up to a $69,388 contract for the procurement of up to 95.6 thousand doses over a five-year period of RAPIVAB (peramivir injection) for the treatment of influenza. The contract, awarded by the HHS Office of the Administration for Strategic Preparedness and Response (“ASPR”), supplied the Center for the Strategic National Stockpile, the nation’s largest supply of life-saving pharmaceuticals and medical supplies for use in a public health emergency. The contract was structured with a 12-month base ordering period and four optional 12-month ordering periods, which the government could exercise on an annual basis. ASPR executed the first ordering period for $13,878. The Company delivered no doses of peramivir under this contract and recorded no revenue for the three months ended September 30, 2025. The Company delivered 16.8 thousand doses of peramivir under this contract and recorded revenue of $12,206 for the nine months ended September 30, 2025. There were no doses delivered and no revenue recorded for the three and nine months ended September 30, 2024. On May 15, 2025, ASPR notified the Company of its intent to not exercise any additional optional ordering periods available under the agreement.
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
Other Collaborations and Relationships
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
The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss). This measure is used to monitor budget versus actual results to evaluate the performance of the segment. The CODM uses consolidated cash, cash equivalents and investments as the measure of segment assets. As of September 30, 2025 the Company’s cash, cash equivalents, and investments were $267,382, of which $14,840 was considered held for sale (see

Note 2 - Assets Held for Sale”). As of December 31, 2024 the Company’s cash, cash equivalents, and investments were $341,173.
The following table illustrates information about segment revenues, significant segment expenses, and segment net income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$159,395	$117,085	$468,282	$319,178

Less[1]:
Cost of product sales	2,187	3,211	9,553	6,175
Research and development
Berotralstat	2,575	2,954	9,214	10,504
BCX17725	7,574	1,154	13,346	6,591
Avoralstat	1,800	2,104	7,584	4,960
Factor D Program	35	1,193	454	7,299
Research, discovery and preclinical programs	5,457	3,309	11,641	8,325
Compensation and related personnel costs	13,313	14,257	38,025	42,630
Stock-based compensation	6,520	8,530	24,374	20,923
Other non-program specific and indirect costs	7,329	7,580	20,621	23,965
Selling, general and administrative	83,014	65,101	252,866	185,841
Interest income	(2,238)	(3,591)	(7,778)	(11,176)
Interest expense	19,661	24,828	64,737	74,067
Foreign currency (gains) losses, net	(35)	(98)	27	37
Loss on extinguishment of debt	2,740	—	6,911	—
Other income	(2,667)	—	(2,667)	—
Income tax (benefit) expense	(769)	586	1,358	1,123
Segment net income (loss)	12,899	(14,033)	18,016	(62,086)

Reconciliation of segment profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$12,899	$(14,033)	$18,016	$(62,086)
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
Note 15 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024 were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$12,899	$(14,033)	$18,016	$(62,086)
Denominator:
Weighted average shares of common stock outstanding: basic	210,176	206,905	209,531	206,466
Net income (loss) per common share: basic	$0.06	$(0.07)	$0.09	$(0.30)
Effect of dilutive securities:
Stock options to purchase common stock	5,023	—	5,261	—
Unvested restricted stock unit awards	4,663	—	3,532	—
Shares issuable under the employee stock purchase plan	23	—	25	—
Dilutive potential common shares	9,709	—	8,818	—
Weighted average shares of common stock outstanding: diluted	219,885	206,905	218,349	206,466
Net income (loss) per common share: diluted	$0.06	$(0.07)	$0.08	$(0.30)
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and shares issuable under the employee stock purchase plan for the three and nine months ended September 30, 2025 and 2024.
For the three and nine months ended September 30, 2025, the dilutive effect of outstanding stock options, restricted stock unit awards, and shares issuable under the employee stock purchase plan was calculated using the treasury method, whereby all such awards are assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options, restricted stock units and shares issuable under the employee stock purchase plan, were assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.
For the three and nine months ended September 30, 2024, during which the Company recorded a net loss, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For this period, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same.
The following table summarizes potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders as they were anti-dilutive:

	As of September 30, 2025	As of September 30, 2024
Outstanding stock options	21,818	38,559
Unvested restricted stock unit awards	373	5,882
Total	22,191	44,441
Note 16 — Subsequent Events
Neopharmed Gentili S.p.A. Stock Purchase Agreement
On October 1, 2025, under the terms of the Stock Purchase Agreement, the Company sold to Neopharmed all of its equity interests in BioCryst Ireland, which, together with its subsidiaries, holds certain assets, rights, and employees related to the Company’s European ORLADEYO Business. At the Closing, the Company received cash proceeds of $250,000, plus customary purchase price adjustments as set forth in the Stock Purchase Agreement. In addition, Neopharmed has agreed to pay the Company up to $14,000 if certain revenue milestones are achieved prior to December 31, 2032. In connection with the Closing, Neopharmed also paid a $15,000 royalty release fee to RPI 2019 Intermediate Finance Trust.
Concurrent with the Closing of the transactions contemplated by the Stock Purchase Agreement, on October 1, 2025, the Company and BioCryst Ireland amended and restated their existing intellectual property licence agreement pursuant to which the Company will continue to grant to BioCryst Ireland certain rights with respect to ORLADEYO in the territory (the “Amended and Restated IP Licence Agreement”). The terms of the Amended and Restated IP Licence Agreement may also extend to the pediatric line extension of ORLADEYO, subject to certain regulatory approvals.
In connection with the Closing, on October 1, 2025, the Company entered into a supply agreement with BioCryst Ireland, pursuant to which the Company will be the exclusive supplier of ORLADEYO products to BioCryst Ireland for commercialization in the territory (the “Supply Agreement”). Additionally, in connection with the Closing, on October 1, 2025, the Company entered into a global brand and support agreement with BioCryst Ireland, which provides for coordination of brand and regulatory activities between the Company and BioCryst Ireland regarding ORLADEYO products (the “Global Brand and Support Agreement”). In connection with the Closing, on October 1, 2025, the Company entered into a mutual transition services agreement with BioCryst Ireland, pursuant to which the Company and BioCryst Ireland will provide each other with certain transition services for the periods of time and for the compensation set forth under the agreement, on customary commercial terms (the “Transition Services Agreement”).
Lastly, in connection with the Closing, on October 1, 2025, the Company entered into a trademark license agreement with BioCryst Ireland, pursuant to which the Company granted to BioCryst Ireland a non-exclusive transitionary license to use the “BioCryst” name, solely to develop, manufacture and commercialize ORLADEYO products in the territory for a limited period of time, and an exclusive license to use the ORLADEYO product name to commercialize ORLADEYO products for such uses for the term of the Amended and Restated IP Licence Agreement, in each case subject to the terms and conditions set forth therein (the “Trademark License Agreement”).
Pharmakon Loan Agreement
On October 8, 2025, the Company used a portion of the proceeds from the sale of the European ORLADEYO Business to pay off in full the outstanding principal balance of $198,704 and terminate the Pharmakon Loan Agreement. In conjunction with the repayment the Company incurred a $5,961 prepayment premium and paid $485 of interest accrued through the payment date.
Astria Therapeutics, Inc. Agreement and Plan of Merger
On October 14, 2025, the Company, Axel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Astria Therapeutics, Inc., a Delaware corporation (“Astria”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, at the Effective Time (as defined below), Merger Sub will merge with and into Astria, with Astria surviving as a wholly owned subsidiary of the Company (the “Merger”).
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Astria common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time will be, subject to certain exceptions, converted into the right to receive (i) 0.59 of a share of the Company’s common stock (and, if applicable, cash in lieu of fractional shares), and (ii) $8.55 in cash, without interest, subject to certain adjustments and applicable withholding taxes. Holders of Astria’s Series X Convertible Preferred Stock, warrants, and certain options will also be entitled to certain consideration, as further set forth in the Merger Agreement. The Merger is subject to the approval of Astria’s stockholders, as well as customary regulatory approvals. In connection with entering into the Merger Agreement, certain stockholders of Astria entered into voting and support agreements with the Company, pursuant to which each such stockholder has agreed, among other things, to vote its, his or her shares of Astria common stock in favor of the adoption of the Merger Agreement and approval of the transactions contemplated thereby and, subject to certain exceptions, not to transfer such shares of Astria common stock prior to the earlier of the Effective Time and the termination of the Merger Agreement, without the prior written consent of the Company.
Financing Commitments
In connection with the transactions contemplated by the Merger Agreement, on October 14, 2025, the Company entered into a debt commitment letter (the “Commitment Letter”) with certain affiliates of Blackstone, Inc. (“Blackstone”), pursuant to which Blackstone agreed to provide a $550,000 senior secured credit facility consisting of (i) a committed initial term loan in an aggregate principal amount of $350,000 (the “Initial Term Loan”), (ii) a committed delayed draw term loan facility in an aggregate principal amount not exceeding $50,000 (the loans thereunder, the “Committed Delayed Draw Term Loans”), and (iii) an uncommitted delayed draw term loan facility in an aggregate principal amount not exceeding $150,000. The Initial Term Loan and any Committed Delayed Draw Term Loans funded on the closing date of the Merger will be used for the purpose of, among other things, funding the consideration for the transactions contemplated by the Merger Agreement and paying for related fees and expenses. The commitments with respect to the Initial Term Loan and any Committed Delayed Draw Term Loans funded on the closing date of the Merger are subject to customary conditions for acquisition financings, including the execution and delivery of definitive documentation with respect to the senior secured credit facility in accordance with the terms set forth in the Commitment Letter and the consummation of the Merger.

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
Overview
We are a global biotechnology company focused on developing and commercializing medicines for hereditary angioedema (“HAE”) and other rare diseases, driven by our deep commitment to improving the lives of people living with these conditions. We have built a robust commercial infrastructure to support the launch and continued success of ORLADEYO, an oral, once-daily therapy discovered and developed internally for the prevention of HAE attacks. Our business strategy includes leveraging this established commercial platform to successfully commercialize a pipeline of potential first-in-class or best-in-class oral small-molecule and injectable protein therapeutics targeting a range of rare diseases. These programs are being pursued through both internal discovery efforts and strategic business development. By utilizing our existing commercial capabilities and focusing on rare disease markets, we believe that we can more effectively optimize our costs and strategically allocate resources to support long-term, sustainable growth.
Products and Product Candidates
ORLADEYO® (berotralstat)
ORLADEYO is an oral capsule, once-daily therapy discovered and developed by us for the prevention of HAE attacks. ORLADEYO is approved in the United States and other global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older. In addition, the ongoing APeX-P clinical trial, which is complete through the primary endpoint, is continuing to assess an oral granule formulation of ORLADEYO in pediatric patients who are 2 to 11 years of age at enrollment. The Prescription Drug User Fee Act goal date for our new drug application for ORLADEYO granules in children with HAE aged 2 to 11 is December 12, 2025. ORLADEYO would be the first targeted oral prophylactic therapy for children with HAE.
Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and nearly five years of commercialization experience with ORLADEYO, we anticipate that the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part II, Item 1A of this report for further discussion of these risks.
Revenue from sales of ORLADEYO for the three and nine months ended September 30, 2025 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including, but not limited to, the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, our pricing strategy, and market trends. We monitor and analyze this data on an ongoing basis as we continue to commercialize ORLADEYO and adjust our forecasts accordingly.

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
Avoralstat
Avoralstat, an investigational plasma kallikrein inhibitor, is designed to treat patients with diabetic macular edema (“DME”) through delivery of avoralstat to the back of the eye through the suprachoroidal space. DME is an important cause of vision loss in diabetes and is due to leakage of fluid from the blood vessels in the retina. While current treatments focus on vascular endothelial growth factor (“VEGF”) inhibition, DME can develop from other mechanisms, such as the kallikrein-bradykinin pathway. This is supported by observations that many DME patients have an incomplete response to intravitreal anti-VEGF therapies that are administered every four to eight weeks. Avoralstat targets the kallikrein-bradykinin system on the retinal vascular endothelial cells and may result in less vascular leakage and less edema. Avoralstat, delivered to the suprachoroidal space, is designed to provide long-lasting exposure to the retinal vessels, which could result in less frequent injections and a reduced burden on patients and the healthcare system.
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
Our operating expenses are also difficult to predict and depend primarily on research and development activities, including drug manufacturing, clinical research activities, and the ongoing requirements of our development programs, as well as the costs of commercialization, direction from regulatory agencies and the factors discussed in the “Risk Factors” section in Part II, Item 1A of this report. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.
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

BCX17725 (Netherton syndrome)

On July 30, 2025, we were notified that the U.S. Food and Drug Administration (the “FDA”) granted Fast Track designation for BCX17725 for the treatment of Netherton syndrome. On November 3, 2025, we announced that we expect initial data from Netherton syndrome patients participating in our phase 1 trial of BCX17725 by the end of the first quarter of 2026.

Avoralstat

On August 4, 2025, we announced that we were enrolling patients in the first clinical trial with suprachoroidal delivery of avoralstat in Australia. On November 3, 2025, we reaffirmed that we expect initial data from the avoralstat program by the end of the year and announced that we plan to seek a strategic partner for development beyond phase 1.

Neopharmed Gentili S.p.A. Transaction

As previously disclosed, on June 27, 2025, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with BioCryst Ireland Limited (“BioCryst Ireland”), a private limited company incorporated under the laws of Ireland and a wholly owned subsidiary of the Company, and Neopharmed Gentili S.p.A., a corporation organized under the laws of Italy (“Neopharmed”). On October 1, 2025 (the “Closing”), under the terms of the Stock Purchase Agreement, we sold to Neopharmed all of our equity interests in BioCryst Ireland, which, together with its subsidiaries, holds certain assets, rights, and employees related to our European ORLADEYO business (the “European ORLADEYO Business”). At the Closing, we received cash proceeds of $250.0 million, plus customary purchase price adjustments as set forth in the Stock Purchase Agreement. In addition, Neopharmed has agreed to pay us up to $14.0 million if certain revenue milestones are achieved prior to December 31, 2032. In connection with the Closing, Neopharmed also paid a $15.0 million royalty release fee to RPI 2019 Intermediate Finance Trust.

Concurrent with the Closing of the transactions contemplated by the Stock Purchase Agreement, on October 1, 2025, we and BioCryst Ireland amended and restated our existing intellectual property licence agreement pursuant to which we will continue to grant to BioCryst Ireland certain rights with respect to ORLADEYO in the territory (the “Amended and Restated IP Licence Agreement”). The terms of the Amended and Restated IP Licence Agreement may also extend to the pediatric line extension of ORLADEYO, subject to certain regulatory approvals.

In connection with the Closing, on October 1, 2025, we entered into a supply agreement with BioCryst Ireland, pursuant to which we will be the exclusive supplier of ORLADEYO products to BioCryst Ireland for commercialization in the territory. Additionally, in connection with the Closing, on October 1, 2025, we entered into a global brand and support agreement with BioCryst Ireland, which provides for coordination of brand and regulatory activities between us and BioCryst Ireland regarding ORLADEYO products. In connection with the Closing, on October 1, 2025, we also entered into a mutual transition services agreement with BioCryst Ireland, pursuant to which we and BioCryst Ireland will provide each other with certain transition services for the periods of time and for the compensation set forth under the agreement, on customary commercial terms.

Lastly, in connection with the Closing, on October 1, 2025, we entered into a trademark license agreement with BioCryst Ireland, pursuant to which we granted to BioCryst Ireland a non-exclusive transitionary license to use the “BioCryst” name, solely to develop, manufacture and commercialize ORLADEYO products in the territory for a limited period of time, and an exclusive license to use the ORLADEYO product name to commercialize ORLADEYO products for such uses for the term of the Amended and Restated IP Licence Agreement, in each case subject to the terms and conditions set forth therein.

Pharmakon Loan Agreement

As previously disclosed, on July 24, 2025, we made a partial prepayment of $50.0 million of the outstanding principal amount under the Pharmakon Loan Agreement. On October 8, 2025, we used a portion of the proceeds from the sale of the European ORLADEYO Business to pay off in full the outstanding principal balance of $198.7 million and terminate the Pharmakon Loan Agreement.

Astria Therapeutics, Inc. Agreement and Plan of Merger
On October 14, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axel Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Astria Therapeutics, Inc., a Delaware corporation (“Astria”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, at the Effective Time (as defined below), Merger Sub will merge with and into Astria, with Astria surviving as our wholly owned subsidiary (the “Merger”).
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Astria common stock, par value $0.001 per share, issued and outstanding immediately prior to the

Effective Time will be, subject to certain exceptions, converted into the right to receive (i) 0.59 of a share of our common stock (and, if applicable, cash in lieu of fractional shares), and (ii) $8.55 in cash, without interest, subject to certain adjustments and applicable withholding taxes. Holders of Astria’s Series X Convertible Preferred Stock, warrants, and certain options will also be entitled to certain consideration, as further set forth in the Merger Agreement. The Merger is subject to the approval of Astria’s stockholders, as well as customary regulatory approvals. In connection with entering into the Merger Agreement, certain stockholders of Astria entered into voting and support agreements with us, pursuant to which each such stockholder has agreed, among other things, to vote its, his or her shares of Astria common stock in favor of the adoption of the Merger Agreement and approval of the transactions contemplated thereby and, subject to certain exceptions, not to transfer such shares of Astria common stock prior to the earlier of the Effective Time and the termination of the Merger Agreement, without our prior written consent.
Financing Commitments

On October 14, 2025, in connection with the transactions contemplated by the Merger Agreement, we entered into a debt commitment letter (the “Commitment Letter”) with certain affiliates of Blackstone, Inc. (“Blackstone”) pursuant to which Blackstone agreed to provide a $550.0 million senior secured credit facility consisting of (i) a committed initial term loan in an aggregate principal amount of $350.0 million (the “Initial Term Loan”), (ii) a committed delayed draw term loan facility in an aggregate principal amount not exceeding $50.0 million (the loans thereunder, the “Committed Delayed Draw Term Loans”) and (iii) an uncommitted delayed draw term loan facility in an aggregate principal amount not exceeding $150.0 million. The Initial Term Loan and any Committed Delayed Draw Term Loans funded on the closing date of the Merger will be used for the purpose of, among other things, funding the consideration for the transactions contemplated by the Merger Agreement and paying fees and expenses related to the Merger. The commitments with respect to the Initial Term Loan and any Committed Delayed Draw Term Loans funded on the closing date of the Merger are subject to customary conditions for acquisition financings, including the execution and delivery of definitive documentation with respect to the senior secured credit facility in accordance with the terms set forth in the Commitment Letter and the consummation of the Merger.
Results of Operations (three months ended September 30, 2025 compared to the three months ended September 30, 2024)
For the three months ended September 30, 2025, total revenues were $159.4 million compared to $117.1 million for the three months ended September 30, 2024. The increase in total revenues was due to a $42.8 million increase in ORLADEYO net revenue, including royalties, primarily due to an increase in volume of direct sales of ORLADEYO, which was driven by strong patient demand, an increase in price, and an increase in the rate of paid shipments.
Cost of product sales for the three months ended September 30, 2025 and 2024 was $2.2 million and $3.2 million, respectively. The decrease in cost of product sales was primarily due to a decrease in inventory reserves recorded during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
The following table summarizes our research and development expenses, including program specific costs and shared or indirect operating costs recognized as research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024
Berotralstat	$2,575	$2,954
BCX17725	7,574	1,154
Avoralstat	1,800	2,104
Factor D Program	35	1,193
Research, discovery and preclinical programs	5,457	3,309
Compensation and related personnel costs	13,313	14,257
Stock-based compensation	6,520	8,530
Other non-program specific and indirect costs	7,329	7,580
Total research and development expenses	$44,603	$41,081

We do not maintain or evaluate internal research and development costs on a program-by-program basis. As a result, a significant portion of our research and development expenses are not tracked on a program-by-program basis, as the costs may benefit multiple programs. Beginning the quarter ended September 30, 2025, we no longer allocate non-program specific external costs or internal costs to programs. These costs are separately presented on the respective line items listed above. Research and development expenses have been reclassified for the three months ended September 30, 2024 for comparability. There is no impact on total research and development expenses.
Research and development expenses increased to $44.6 million for the three months ended September 30, 2025 from $41.1 million for the three months ended September 30, 2024. The increase was primarily driven by the following:
•$6.4 million increase in BCX17725 primarily due to an increase in manufacturing and clinical operations as we enroll our phase 1 trial in healthy volunteers and patients;
•$2.1 million increase in research, discovery and preclinical programs primarily due to investigational new drug application-enabling activities related to our early-phase pipeline programs; partially offset by:
•$2.0 million decrease in stock-based compensation expense primarily due to the acceleration of stock-based compensation expense upon adoption of the retirement policy in July 2024, partially offset by an increase in restricted stock unit awards granted;
•$1.2 million decrease in Factor D Program due to the discontinuation and close-out of the program in 2024; and
•$0.9 million decrease in compensation and related personnel costs primarily attributed to a decrease in research and development related headcount.
Research and development expenses include all direct and indirect expenses relating to research and development activities. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidates, and conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. Research and development expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the longer length of time of the clinical trials and the higher number of patients enrolled in these clinical trials.
Selling, general and administrative expenses for the three months ended September 30, 2025 were $83.0 million compared to $65.1 million for the three months ended September 30, 2024. This increase was driven by an increase in ORLADEYO related regulatory, safety and quality activities as efforts shifted from development to supporting commercial products, reflecting the program’s commercial progression, as well as increases in variable costs driven by the increase in ORLADEYO sales and an increase in headcount primarily associated with European growth. This increase was also driven by $3.5 million of transaction-related costs and a $3.4 million increase in stock-based compensation expense as a result of an increase in restricted stock units granted and adjustments for estimated forfeitures.
Interest expense for the three months ended September 30, 2025 was $19.7 million compared to $24.8 million for the three months ended September 30, 2024. Interest expense is primarily comprised of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and interest expense associated with the borrowings under the Pharmakon Loan Agreement (as defined below), including the amortization of the deferred financing costs, associated with the borrowings under the Pharmakon Loan. The decrease in interest expense was primarily the result of the $75.0 million and $50.0 million partial prepayments on the outstanding principal amount under the Pharmakon Term Loan in April 2025 and July 2025, respectively, and a decrease in the effective interest rate related to the Pharmakon Loan Agreement.
For the three months ended September 30, 2025, interest income was $2.2 million compared to $3.6 million for the three months ended September 30, 2024. The decrease in interest income was primarily the result of an overall decrease in our investment portfolio and a decrease in interest rates. Net foreign currency gains were less than $0.1 million for the three months ended September 30, 2025 and $0.1 million for the three months ended September 30, 2024.

In July 2025, the Company made a $50.0 million partial prepayment on the outstanding principal amount under the Pharmakon Term Loan resulting in a one-time loss on extinguishment of debt of $2.7 million for the three months ended September 30, 2025.
For the three months ended September 30, 2025, other income was $2.7 million, which was primarily comprised of pre-close transaction services BioCryst performed on behalf of Neopharmed related to the sale of BioCryst Ireland.
For the three months ended September 30, 2025, income tax benefit was $0.8 million compared to income tax expense of $0.6 million for the three months ended September 30, 2024. The increase was primarily driven by the impact of the One Big Beautiful Bill Act (“OBBBA”) which was signed into law on July 4, 2025.
Results of Operations (nine months ended September 30, 2025 compared to the nine months ended September 30, 2024)
For the nine months ended September 30, 2025, total revenues were $468.3 million compared to $319.2 million for the nine months ended September 30, 2024. The increase in total revenues was due to a $136.7 million increase in ORLADEYO net revenue, including royalties, primarily due to an increase in volume of direct sales of ORLADEYO, which was driven by strong patient demand, an increase in price, and an increase in the rate of paid shipments. The increase in total revenues was also due to an increase in other revenues of $12.4 million, primarily due to an increase in direct sales of peramivir.
Cost of product sales for the nine months ended September 30, 2025 and 2024 was $9.6 million and $6.2 million, respectively. The increase in cost of product sales was primarily due to the increase in peramivir sales.
The following table summarizes our research and development expenses, including program specific costs and shared or indirect operating costs recognized as research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Berotralstat	$9,214	$10,504
BCX17725	13,346	6,591
Avoralstat	7,584	4,960
Factor D Program	454	7,299
Research, discovery and preclinical programs	11,641	8,325
Compensation and related personnel costs	38,025	42,630
Stock-based compensation	24,374	20,923
Other non-program specific and indirect costs	20,621	23,965
Total research and development expenses	$125,259	$125,197
We do not maintain or evaluate internal research and development costs on a program-by-program basis. As a result, a significant portion of our research and development expenses are not tracked on a program-by-program basis, as the costs may benefit multiple programs. Beginning with the quarter ended September 30, 2025, we no longer allocate non-program specific external costs or internal costs to programs. These costs are separately presented on the respective line items listed above. Research and development expenses have been reclassified for the nine months ended September 30, 2024 for comparability. There is no impact on total research and development expenses.
Research and development expenses increased to $125.3 million for the nine months ended September 30, 2025 from $125.2 million for the nine months ended September 30, 2024. The increase was primarily driven by the following:
•$6.8 million increase in BCX17725 primarily due to an increase in manufacturing and clinical operations as we enroll our phase 1 trial in healthy volunteers and patients;
•$3.5 million increase in stock-based compensation expense primarily due an increase in restricted stock unit awards granted and the retirement policy adopted in July 2024;

•$3.3 million increase in research, discovery and preclinical programs due to investigational new drug application-enabling activities related to our early-phase pipeline programs; and
•$2.6 million increase in avoralstat due to an increase in manufacturing and clinical startup activities; partially offset by:
•$6.8 million decrease in Factor D Program due to the discontinuation and close-out of the program in 2024;
•$4.6 million decrease in compensation and related personnel costs primarily attributed to a decrease in research and development related headcount;
•$3.3 million decrease in other non-program specific and indirect costs primarily attributed to a decrease in the general and administrative expense allocation due to our commercial progression; and
•$1.3 million decrease in berotralstat primarily attributed to a decrease in costs associated with the APeX-P clinical trial, which is complete through the primary endpoint.
Research and development expenses include all direct and indirect expenses relating to research and development activities. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidates, and conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. Research and development expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the longer length of time of the clinical trials and the higher number of patients enrolled in these clinical trials.
Selling, general and administrative expenses for the nine months ended September 30, 2025 were $252.9 million compared to $185.8 million for the nine months ended September 30, 2024. The increase was driven by an increase in ORLADEYO related regulatory, safety and quality activities as efforts shifted from development to supporting commercial products, reflecting the program’s commercial progression, as well as increases in variable costs driven by the increase in ORLADEYO sales, an increase from a change in general and administrative expense allocations, and an increase in headcount primarily associated with European growth. The increase was also driven by $9.9 million of transaction-related costs and a $13.7 million increase in stock-based compensation expense as a result of the retirement policy adopted in July 2024 and an increase in restricted stock unit awards granted.
Interest expense for the nine months ended September 30, 2025 was $64.7 million compared to $74.1 million for the nine months ended September 30, 2024. Interest expense is primarily comprised of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and interest expense associated with the borrowings under the Pharmakon Loan Agreement, including the amortization of the deferred financing costs, associated with the borrowings under the Pharmakon Loan. The decrease in interest expense was primarily the result of the $75.0 million and $50.0 million partial prepayments on the outstanding principal amount under the Pharmakon Term Loan in April 2025 and July 2025, respectively, the decrease in the effective interest rate related to the Pharmakon Loan Agreement, and a decrease in non-cash interest expense associated with our royalty financing obligations as a result of a lower outstanding balance.
For the nine months ended September 30, 2025, interest income was $7.8 million compared to $11.2 million for the nine months ended September 30, 2024. The decrease in interest income was primarily the result of an overall decrease in our investment portfolio and a decrease in interest rates. Net foreign currency losses were less than $0.1 million for the nine months ended September 30, 2025 and 2024.
In April 2025 and July 2025, the Company made $75.0 million and $50.0 million partial prepayments on the outstanding principal amount under the Pharmakon Term Loan, respectively, resulting in a one-time loss on extinguishment of debt of $6.9 million for the nine months ended September 30, 2025.
For the nine months ended September 30, 2025, other income was $2.7 million, which was primarily comprised of pre-close transaction services BioCryst performed on behalf of Neopharmed related to the sale of BioCryst Ireland.

For the nine months ended September 30, 2025, income tax expense was $1.4 million compared to $1.1 million for the nine months ended September 30, 2024. The increase in income tax expense was primarily driven by the increase in foreign and US taxable income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Liquidity and Capital Resources
Sources of Liquidity
Our operations have principally been funded through public offerings and private placements of equity securities; our credit facilities; revenues from ORLADEYO; royalty financing transactions; and cash from collaborative and other research and development agreements, including U.S. Government contracts. In addition to the above, we have received funding from other sources, including government grants, research grants, and interest income on our investments.
On October 14, 2025, in connection with the Merger Agreement, we entered into the Commitment Letter with Blackstone, pursuant to which Blackstone agreed to provide a $550.0 million senior secured credit facility consisting of (i) the Initial Term Loan in an aggregate principal amount of $350.0 million, (ii) the Committed Delayed Draw Term Loans in an aggregate principal amount not exceeding $50.0 million, and (iii) an uncommitted delayed draw term loan facility in an aggregate principal amount not exceeding $150.0 million. The Initial Term Loan and any Committed Delayed Draw Term Loans funded on the closing date of the Merger will be used for the purpose of, among other things, funding the consideration for the transactions contemplated by the Merger Agreement and paying for related fees and expenses. The commitments with respect to the Initial Term Loan and any Committed Delayed Draw Term Loans funded on the closing date of the Merger are subject to customary conditions for acquisition financings, including the execution and delivery of definitive documentation with respect to the senior secured credit facility in accordance with the terms set forth in the Commitment Letter and the consummation of the Merger. See “Note 16—Subsequent Events” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the Merger.
On April 17, 2023, we entered into a $450.0 million Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. The Pharmakon Loan Agreement provided for an initial term loan in the principal amount of $300.0 million (the “Tranche A Loan”), which was funded on April 17, 2023. We utilized a portion of the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay transaction costs and fees, and we used the remaining net proceeds of approximately $25.8 million for other general corporate purposes.
The Pharmakon Loan Agreement also provided for three additional term loan tranches in principal amounts of $50.0 million each, which we could have requested, at our option, on or prior to September 30, 2024. We chose not to request any of the additional term loan tranches. The maturity date of the Pharmakon Loan Agreement was April 17, 2028. On April 18, 2025, we made a partial prepayment of $75.0 million of the outstanding principal amount under the Pharmakon Loan Agreement, and on July 24, 2025, we made an additional partial prepayment of $50.0 million of the outstanding principal amount under the Pharmakon Loan Agreement. On October 8, 2025, we used a portion of the proceeds from the sale of the European ORLADEYO Business to pay off in full the outstanding principal balance of $198.7 million and terminate the Pharmakon Loan Agreement. Together, these payoffs of the Pharmakon Loan are expected to save approximately $90.0 million of interest, as of September 30, 2025.
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
Our principal sources of liquidity at September 30, 2025 were approximately $267.4 million in cash and cash equivalents and available-for-sale investments, of which $14.8 million was considered held for sale as of September 30, 2025.

Cash Flows
The following table summarizes our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$55,409	$(46,807)
Investing activities	69,794	34,796
Financing activities	(131,971)	(1,740)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,342	368
Decrease in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	(5,426)	(13,383)
Less: net increase in cash and cash equivalents classified within current assets held for sale	(14,840)	—
Net decrease in cash, and cash equivalents, and restricted cash	$(20,266)	$(13,383)
Operating Activities
During the nine months ended September 30, 2025, net cash provided by operating activities of $55.4 million consisted primarily of net income of $18.0 million and $107.7 million of non-cash items. Non-cash items included $61.3 million of stock-based compensation expense, $39.8 million of non-cash interest expense on royalty financing obligations, and a loss on extinguishment of debt of $6.9 million. Net income and non-cash items were partially offset by $61.1 million of changes in operating assets and liabilities, primarily due to a decrease in royalty financing obligations and increases in receivables and accounts payable and accrued expenses, and $9.2 million in payments of Pharmakon PIK interest.
During the nine months ended September 30, 2024, net cash used in operating activities of $46.8 million consisted primarily of a net loss of $62.1 million and $76.0 million of changes in operating assets and liabilities, primarily due to a decrease in royalty financing obligations, a decrease in accounts payable and accrued expenses, and an increase in accounts receivable, partially offset by $91.2 million of non-cash items, including $44.1 million of stock-based compensation expense, $42.5 million in non-cash interest expense on royalty financing obligations, and $11.1 million of non-cash interest expense on secured term loan and amortization of debt issuance costs.
Investing Activities
During the nine months ended September 30, 2025, net cash provided by investing activities of $69.8 million primarily related to sales and maturities of investment securities, partially offset by purchases of investment securities.
During the nine months ended September 30, 2024, net cash provided by investing activities of $34.8 million primarily related to maturities of investment securities, partially offset by purchases of investment securities.
Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities of $132.0 million primarily consisted of repayment of Pharmakon term loan principal and related prepayment premium and fees totaling $119.6 million, and $16.4 million in principal payments on royalty financing obligations, partially offset by net proceeds from common stock issued under stock-based compensation plans.
During the nine months ended September 30, 2024, net cash used in financing activities of $1.7 million primarily consisted of withholding taxes paid on stock-based awards and principal payments on finance lease liabilities, partially offset by net proceeds from common stock issued under stock-based compensation plans.
Plan of Operation and Future Funding Requirements
We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, and contracting with other parties to conduct certain research and development projects. We may incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, commercialize ORLADEYO, and engage in strategic business development. We may incur additional expenses related to the filing, prosecution, maintenance, defense, and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development or as regulatory exclusivity for our products expires. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.
In the future, we may finance our needs principally from the following:
•our existing capital resources and interest earned on that capital;
•revenues from product sales;
•payments under current or future collaborative and licensing agreements with corporate partners;
•lease, royalty, or loan financing; and
•public or private equity and/or debt financing.
Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements, and additional resources required for the continuing development of our product candidates and the commercialization of our products will consume significant capital resources and could increase our expenses.
Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including the progress and results of our current and proposed clinical trials for our most advanced product candidates; the progress made in the manufacturing of our lead product candidates; the success of our commercialization efforts for, and market acceptance of, our products; the overall progression of our other programs; our business development activities; the amount of funding or assistance, if any, we receive from new partnerships with third parties for the development and/or commercialization of our products and product candidates; the development progress of any collaborative agreements for our product candidates; and the amount and timing of funding we receive, if any, from U.S. Government contracts.
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. We did not draw down the additional debt available to us under the Pharmakon Loan Agreement, and, on October 8, 2025, we prepaid the remaining outstanding principal amount on the Pharmakon Loan Agreement. In connection with the Merger Agreement, we entered into the Commitment Letter with Blackstone, pursuant to which Blackstone agreed to provide a $550.0 million senior secured credit facility, subject to customary conditions for acquisition financings, including the execution and delivery of definitive documentation with respect to the senior secured credit facility in accordance with the terms set forth in the Commitment Letter and the consummation of the Merger.
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
•post-approval commitments for any products that receive regulatory approval;
•our business development activities; and
•the costs involved in all aspects of intellectual property strategy and protection, including the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims.
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
Research and development expenses consist of costs associated with research activities as well as those associated with our product development efforts, conducting pre-clinical trials, clinical trials and manufacturing activities. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. These costs apply to our discovery research efforts.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and earn a competitive level of return. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the nine months ended September 30, 2025, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our operations is to fluctuations in the Euro, British Pound, and Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. We have not engaged in foreign currency hedging during the nine months ended September 30, 2025; however, we may do so in the future.
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
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Relating to Our Business
Financial and Liquidity Risks
We may not achieve sustained profitability.
Since our inception, we have not achieved sustained profitability. Our expectations as to the sustainability of our profitability may change based upon our ability to execute our commercialization goals and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Our beliefs and projections regarding the attainment of our financial goals may differ from actual results based on market factors like competition, patient and physician acceptance of our products, reimbursement levels, or on our ability to execute our operational and budget plans, including management’s ability to properly forecast our capital allocation needs. To achieve sustained profitability, we, or our collaborative partners, must successfully manufacture and develop or acquire products and product candidates, receive regulatory approvals, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO under the Royalty Purchase Agreements (as defined in “Note 7— Royalty Financing Obligations” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), may reduce the profitability of such products.
Because of the numerous risks and uncertainties associated with developing or acquiring product candidates, launching new products, and their potential for commercialization, we are unable to predict the extent of any future losses. Even though we have achieved profitability in a given reporting period, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve sustained profitability on our anticipated timeline, or at all, the market value of our common stock will likely decline.

We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations.
We have sustained operating losses for the majority of our corporate history. Even if we achieve sustained profitability, in order to continue future operations, progress our drug discovery and development programs, engage in strategic business development activities, and commercialize our products and product candidates, we may be required to raise additional capital in the future. In addition to seeking strategic partnerships and transactions, we may access the equity or debt markets, incur additional borrowings, pursue royalty or other monetization transactions, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, or from other sources, may not be available if or when needed or in a form or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than were applicable to us under the Pharmakon Loan Agreement. In addition, collaborative arrangements may require us to transfer certain material rights to our corporate partners. Insufficient funds or lack of an acceptable partnership have in the past, and may again in the future, require us to delay, scale-back or eliminate certain of our research and development programs. See “Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—If we fail to obtain additional financing or acceptable partnership arrangements if and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations” in this section for further discussion of the capital requirements for our development and commercialization efforts.
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
Risks Relating to the Proposed Merger

Failure to complete the Merger could negatively impact us.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. If the Merger is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our counterparties and employees. For example, if the Merger is not completed we will not realize any of the anticipated benefits of the Merger, and our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of our management on the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against us to perform our obligations under the Merger Agreement.

Additionally, we have incurred and will incur substantial expenses relating to negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger.

We will be subject to business uncertainties, disruptions and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, suppliers, vendors and other counterparties may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and counterparties pending the completion of the Merger, as such personnel and counterparties may experience uncertainty about their future roles and relationships following the completion of the Merger. Additionally, these uncertainties could cause suppliers, vendors and other counterparties to seek to change existing business relationships with us or fail to extend an existing relationship with us, as applicable. In addition, competitors may target our existing personnel and counterparties by highlighting potential uncertainties and integration difficulties that may result from the Merger.

The pursuit of the Merger and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have an adverse effect on our business, financial condition and results of operations.

In addition, the Merger Agreement restricts us from taking certain actions without Astria’s consent while the Merger is pending. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to completion of the Merger.
If the benefits of the Merger do not meet the expectations of investors or securities analysts, the market price of our common stock may decline.
The market price of our common stock may decline as a result of the Merger if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or the effect of the Merger on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of our common stock following the consummation of the Merger may experience a loss as a result of a decline in the market price of such common stock. In addition, a decline in the market price of our common stock following the consummation of the Merger could adversely affect our ability to issue additional securities if needed and to obtain additional financing in the future.
Combining Astria with our business may be more difficult, costly or time consuming than expected and the combined company following completion of the Merger (the “combined company”) may fail to realize the anticipated benefits and cost savings of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated benefits and cost savings from combining our business and Astria’s business. To realize the anticipated benefits and cost savings from the Merger, we and Astria must successfully integrate and combine our businesses in a manner that permits those benefits and costs savings to be realized. If we and Astria are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect on the revenues, levels of expenses and operating results of the combined company following the completion of the Merger, which may adversely affect the value of the common stock of the combined company following the completion of the Merger.
We and Astria have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with employees and counterparties or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts may also divert management attention during this transition period and for an undetermined period after completion of the Merger, which may have an adverse effect on the combined company.
The combined company will likely incur substantial expenses related to the Merger.
We expect that the combined company will incur substantial expenses in connection with completion of the Merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although we and Astria have assumed that a certain level of transaction and combination expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our combination expenses. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately at the present time. We expect to incur these expenses before and after the completion of the Merger. The charges taken in connection with the Merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

There can be no assurance that the anticipated benefits related to the integration of Astria with our business will be realized to offset these transaction and integration expenses over time.
Issuance of shares of our common stock in connection with the Merger may adversely affect the market price of our common stock.
In connection with the payment of the merger consideration as contemplated by the Merger Agreement, we may issue up to 19.9% of the shares of our common stock issued and outstanding immediately prior to the effective time of the Merger. Based on 210,543,224 shares outstanding as of October 31, 2025, that maximum number is 41,898,101 shares. The issuance of these new shares of our common stock may result in fluctuations in the market price of our common stock, including a stock price decrease. In addition, following the closing of the Merger, former Astria stockholders or holders of other Astria securities may decide not to hold the shares of our common stock that they receive in or in connection with the Merger, and our stockholders may decide to reduce their investment in us as a result of the changes to our investment profile as a result of the Merger, which may result in further fluctuations in the market price of our common stock, including a stock price decrease.
Risks Relating to Drug Development and Commercialization
Our success depends in part upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approvals for the commercial sale of our product candidates.
The success of our business depends in part upon our ability to manage our product candidate pipeline, including through expanding the pipeline, as appropriate, through our internal identification and discovery of product candidates or otherwise in-licensing or acquiring products or product candidates and integrating them into our business effectively and efficiently; advancing our product candidates through the various stages of development; and receiving regulatory approvals for the commercial sale of our product candidates. Identifying, selecting, and in-licensing or acquiring products or product candidates requires substantial expense and technical and financial expertise, and if we are unable to effectively manage our pipeline or integrate viable products or product candidates into our business on acceptable terms, or at all, our business and drug development efforts could suffer.
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
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving predetermined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs has in the past, and could again in the future, result in delays in, modifications to, or discontinuations of our trials or require the performance of additional unplanned trials. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs.
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
As our programs advance, our costs could increase. Our current and planned discovery, development, approval, and commercialization efforts may require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates; our ability to maintain regulatory approvals for, successfully commercialize, and achieve sustained market acceptance of our products, including ORLADEYO; our ability to successfully consummate the proposed Merger, as contemplated under the Merger Agreement; our future business development activities; our ability to raise additional capital if needed; our ability to secure partnerships with third parties for our product candidates when deemed advisable; the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates; the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.
In order to continue future operations, progress our drug discovery and development programs, expand our pipeline, and commercialize our products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital if and when needed may be limited and may greatly depend upon our sustained success in commercializing and maintaining market acceptance of ORLADEYO and the success of our current and future drug development programs, including the progress, timeline and ultimate outcome of such development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies), as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, geopolitical instability, or public health emergencies such as the COVID-19 pandemic, may restrict our future flexibility to raise capital if and when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital if and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information about our liquidity risks and capital requirements.
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of inflation, increased interest rates, disruption or instability in the banking industry, U.S. Government shutdowns, changes in presidential administration in the United States, geopolitical instability, actual or threatened public health emergencies, outbreaks of disease, epidemics or pandemics (such as the COVID-19 pandemic). Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted as a result of economic and political instability. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
The process of preparing for and obtaining regulatory approval in any jurisdiction may be lengthy and expensive, and approval is never certain. Because of the risks and uncertainties inherent to the development process, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. As discussed under “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—Our success depends in part upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approvals for the commercial sale of our product candidates,” we and our partners have experienced, and may again in the future experience, any number of unfavorable outcomes during or as a result of preclinical studies and clinical trials that could delay or prevent regulatory approval of our product candidates, or negatively impact our management’s credibility, our value and our operating results.
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
We have expanded our development and regulatory capabilities and implemented sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We have experienced significant growth in the number of our employees and the scope of our operations in the United States and internationally, particularly in the areas of drug development, regulatory affairs, sales, marketing, and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems and processes, and continue to recruit and train qualified personnel as needed. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage such expansion of our operations, implement appropriate systems and processes in a timely manner or at all, or recruit, train, and retain qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. In addition, if a commercial launch for any product or product candidate for which we recruit a commercial team and establish marketing capabilities in any region is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients aged 12 years and older, in December 2020, and subsequently received regulatory approvals for ORLADEYO in other global markets. In addition, the ongoing APeX-P clinical trial, which is complete through the primary endpoint, is continuing to assess an oral granule formulation of ORLADEYO in pediatric patients who are 2 to 11 years of age at enrollment. We are also performing research on or developing products for the treatment of several other rare diseases, and we expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into certain preventative and therapeutic agents, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See

“Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.
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
Our and our partners’ activities related to approved products or, following their regulatory approval (if applicable), any of our product candidates under development, are subject to regulatory and law enforcement authorities in the United States (including the FDA, the Federal Trade Commission, the Department of Justice (“DOJ”), and state and local governments) and their foreign equivalents.
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
In September 2024, we entered into a contract with ASPR for the procurement of up to 95,625 doses over a five-year period of RAPIVAB for the treatment of influenza. The contract was structured with a 12-month base ordering period and four optional 12-month ordering periods, which the U.S. Government could exercise on an annual basis. While ASPR executed the first ordering period, on May 15, 2025, ASPR notified the Company of its intent to not exercise any additional optional ordering periods available under the agreement. We have delivered all doses under the base ordering period, effectively completing the contract with ASPR.
We had contracts with the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases within HHS (“NIAID/HHS”) for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with U.S. Government agencies, we became subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement. While all U.S. Government funding for galidesivir expired in 2022, we may still face risks related to these U.S. Government contracts pending final close out of these contracts.
U.S. Government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts, and which may create a disadvantage and additional risks to us as compared to competitors that do not have U.S. Government contracts. If we enter into any new U.S. Government contracts, we may be subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies, and we could suffer serious harm to our reputation if allegations of impropriety were made against us. We could be subject to severe penalties, including legal actions and liabilities, in the event that we are unable to comply with delivery requirements or any other provision of a future U.S. Government contract.
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
We anticipate incurring significant indebtedness in connection with the previously announced financing commitments provided by certain affiliates of Blackstone, Inc., which could adversely affect our business. We anticipate that the definitive documentation in connection with such financing (the “Expected Loan Agreement”) will contain conditions and restrictions that limit our flexibility in operating our business. Under the Expected Loan Agreement, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.

On October 14, 2025, we entered into a debt commitment letter with certain affiliates of Blackstone, Inc. (“Blackstone”) pursuant to which Blackstone agreed to provide a $550.0 million senior secured credit facility consisting of (i) a committed initial term loan in an aggregate principal amount of $350.0 million, (ii) a committed delayed draw term loan facility in an aggregate principal amount not exceeding $50.0 million and (iii) an uncommitted delayed draw term loan facility in an aggregate principal amount not exceeding $150.0 million. Under the Expected Loan Agreement, we will be required to pay to the lenders a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses to be set forth in the Expected Loan Agreement in the event that we prepay, or are required to prepay, voluntarily or pursuant to a mandatory prepayment obligation under the Expected Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Expected Loan Agreement, in each case, subject to certain exceptions to be set forth in the Expected Loan Agreement.

Our future indebtedness could have important consequences to our stockholders. For example, we expect that such Expected Loan Agreement will:

•increase our vulnerability to adverse general economic or industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•makes us more vulnerable to increases in interest rates, as borrowings under the Expected Loan Agreement will accrue interest at variable, uncapped rates, such that increases in interest rates will increase the associated interest payments that we are required to make on outstanding borrowings;
•require us to dedicate a portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•limit our ability to obtain additional financing or refinancing in the future for working capital or other purposes; and
•place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Furthermore, we anticipate that the Expected Loan Agreement will contain various covenants that limit our ability to engage in specified types of transactions. Subject to certain exceptions, these covenants are expected to limit our ability to, among other things, dispose of assets; engage in certain mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts.

The covenants that will be contained in the Expected Loan Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all outstanding obligations under the Expected Loan Agreement.

A breach of any of these covenants could result in an event of default under the Expected Loan Agreement. An event of default would also occur if, among other things, we fail to pay amounts due under the Expected Loan Agreement, we fail to repay certain other indebtedness having an aggregate principal amount in excess of a threshold amount, an insolvency event occurs with respect to us, judgments for the payment of money in excess of a threshold amount are entered into against us, or a material impairment of our ability to perform our obligations under the Expected Loan Agreement occurs or certain negative regulatory events occur. In the case of a continuing event of default under the Expected Loan Agreement, the lenders under the Expected Loan Agreement will be able to elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we anticipate granting to the lenders a security interest, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Expected Loan Agreement are expected to be secured by a security interest in, subject to certain exceptions, substantially all of our assets. Because substantially all of our assets are anticipated to be pledged to secure the Expected Loan Agreement obligations, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.
Risks Relating to International Operations
International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, and economic risks.
We currently conduct clinical studies and regulatory activities and have hired employees outside of the United States. Doing business internationally involves a number of risks, including, but not limited to:
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
•regulatory and compliance risks that relate to maintaining accurate information and control over commercial operations and activities that may fall within the purview of the U.S. Foreign Corrupt Practices

Act, including its books and records provisions or anti-bribery provisions, and foreign laws and regulations; and
•regulatory and compliance risks relating to doing business with any entity that is subject to sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury.
Any of these factors could significantly harm our international expansion of operations and adversely affect our business and results of operations. Additionally, in some countries, such as Japan, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
Foreign currency exchange rate fluctuations could have an adverse impact on our results of operations, financial position, and cash flows.
We conduct operations in countries outside of the United States involving transactions in a variety of currencies other than the U.S. dollar. These transactions include, without limitation, commercial sales, contract manufacturing, and clinical trial activities. Although most of our revenues and expenses are denominated in U.S. dollars, we have foreign currency exposure to fluctuations in other foreign currencies, such as the Euro, British Pound, Japanese Yen and Canadian Dollar. Changes in the value of these currencies relative to the U.S. dollar may impact our condensed consolidated operating results, including our revenues and expenses, causing fluctuations in our operating results from period to period and/or resulting in foreign currency transaction losses that adversely impact our results of operations, financial position, and cash flows. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk” in Part I, Item 3 of this report for additional information about our foreign currency risk.
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

We may not be able to realize the anticipated benefits from the sale of our European ORLADEYO Business (as defined in “Note 2—Assets and Liabilities Held for Sale” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Our ability to realize the anticipated benefits of the sale and the success of the remaining company is subject to various risks and uncertainties, including the possibility that we may not be able to successfully sustain being a higher margin business or that we may not increase profitability through sustainable ORLADEYO growth, our pipeline, and potential external opportunities.

Further, upon closing of the sale of the European ORLADEYO Business, we entered into a transition services agreement, which will provide for certain transition services to be provided to BioCryst Ireland Limited by us, for the periods of time and compensation set forth therein, in order to facilitate the transition of the European ORLADEYO Business to Neopharmed. Performance of our ongoing obligations under the transition services agreement is subject to additional risks, including that we may incur significant financial costs, we may not be able to successfully perform such obligations, and the focus and attention of our management and employee resources may be diverted, which could have a negative impact on our future revenues and/or results of operations.

In addition, the amount of the milestone payments we may receive following the sale of our European ORLADEYO Business is subject to various risks and uncertainties. The milestone payments will be based on the achievement of specified net sales targets for the sale of ORLADEYO in Central and Eastern Europe. It is not possible to determine with precision as of the date of this Quarterly Report on Form 10-Q the amount or timing of sales of ORLADEYO in Central and Eastern Europe in the future and, therefore, it is possible that the milestone payments will not be earned or will be limited by lower net sales than anticipated. The specified net sales targets for ORLADEYO in Central and Eastern Europe were based on certain assumptions about the future financial performance of ORLADEYO in Central and Eastern Europe, and there can be no assurance that such projections will be achieved or that the milestone payments will become payable.

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
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of inflation, increased interest rates, disruption or instability in the banking industry, foreign exchange rate fluctuations, U.S. Government shutdowns, instability in connection with changes in the presidential administration in the United States, geopolitical instability, actual or threatened public health emergencies, or outbreaks of disease, epidemics or pandemics (such as the COVID-19 pandemic). The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.
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
We anticipate that we will seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our portfolio or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing businesses or products. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or consummating any such agreement. Even if we do consummate an acquisition, in connection therewith we may be required to issue equity (thereby diluting our current stockholders) or debt, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition, or the acquired business could otherwise fail to meet our expectations, which, in each case, could have a material adverse effect on our business projections, financial condition, results of operations and prospects. See “Risks Relating to the Proposed Merger” in this section for further discussion of the potential business disruptions, financial uncertainties, and operational risks that we face while the Merger is pending.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2025, the 52-week range of the market price of our stock was from $6.02 to $11.31 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
•announcements by us or our competitors of significant acquisitions (such as the proposed Merger), strategic partnerships, divestitures (such as the transaction with Neopharmed), joint ventures, capital commitments or other monetization transactions;
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2025, there were 210,521,833 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. See, for example, “Risk Factors—Risks Relating to Our Business—Risks Relating to the Proposed Merger—Issuance of shares of our common stock in connection with the Merger may adversely affect the market price of our common stock.” We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of September 30, 2025, there were 45,543,939 stock options and restricted stock units outstanding and 13,721,069 shares available for issuance under our Amended and Restated Stock Incentive Plan, 5,722,015 stock options and restricted stock units outstanding and 1,507,933 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 4,674,237 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2025, two of the directors and officers of the Company adopted, modified or terminated the “Rule 10b5-1 trading arrangements” (as such term is defined in Item 408(a) of Regulation S-K) as set forth in the table below.

Name (Title)	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities
Alane P. Barnes, Chief Legal Officer and Secretary	Modification	August 13, 2025	Until December 20, 2027, or such earlier date upon which all transactions are completed or the plan is terminated	(1)
A. Machelle Sanders, Member of the Board of Directors	Adoption	August 14, 2025	Until December 31, 2025, or such earlier date upon which all transactions are completed or the plan is terminated	(2)

(1) This trading plan was originally adopted on December 1, 2022 (the “2022 Barnes Plan”) and provided for the sale of up to (i) 24,710 shares of common stock and (ii) 137,897 shares of common stock underlying stock options through December 29, 2025. The 2022 Barnes Plan was amended on May 15, 2024 to cancel all open orders under the 2022 Barnes Plan and to provide for the sale of up to 119,897 shares of common stock underlying stock options expiring in 2024 and 2025 (the “2024 Barnes Plan”). The 2024 Barnes Plan was amended on August 13, 2025 (the “2025 Barnes Plan”) to cancel all open orders under the 2024 Barnes Plan and to provide for the sale of up to (i) 123,100 shares of common stock underlying restricted stock units, net of shares withheld to cover taxes, (ii) 19,770 shares of common stock, and (iii) 347,501 shares of common stock underlying stock options expiring in 2025 through 2027, pursuant to the terms of the 2025 Barnes Plan.

(2) This trading plan (the “Sanders Plan”) provides for the sale of up to 9,600 shares of common stock, pursuant to the terms of the Sanders Plan.

Item 6.    Exhibits

Number	Description
2.1***
Stock Purchase Agreement, dated as of June 27, 2025, by and among BioCryst Pharmaceuticals, Inc., BioCryst Ireland Limited and Neopharmed Gentili S.p.A. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed June 30, 2025.

2.2***
Agreement and Plan of Merger, dated as of October 14, 2025, by and among BioCryst Pharmaceuticals, Inc., Axel Merger Sub, Inc., and Astria Therapeutics, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed October 14, 2025.

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

10.1*
Amended and Restated Employment Agreement, effective July 23, 2025, by and between BioCryst Pharmaceuticals, Inc. and Babar Ghias. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 5, 2025.

10.2*
Amendment No. 2 to the Employment Agreement, effective August 1, 2025, by and between BioCryst Pharmaceuticals, Inc. and Charles Gayer. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 5, 2025.

(10.3)*	Separation Agreement, effective September 1, 2025, by and between BioCryst Pharmaceuticals, Inc. and Helen Thackray.

(10.4)*	Consulting Agreement, effective September 1, 2025, by and between BioCryst Pharmaceuticals, Inc. and Helen Thackray.

10.5***
Amended and Restated IP Licence Agreement, effective October 1, 2025, by and between BioCryst Pharmaceuticals, Inc. and BioCryst Ireland Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 1, 2025.

10.6***
Supply Agreement, effective October 1, 2025, by and between BioCryst Pharmaceuticals, Inc. and BioCryst Ireland Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 1, 2025.

10.7***
Global Brand and Support Agreement, effective October 1, 2025, by and between BioCryst Pharmaceuticals, Inc. and BioCryst Ireland Limited. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 1, 2025.

10.8***
Transition Services Agreement, effective October 1, 2025, by and between BioCryst Pharmaceuticals, Inc. and BioCryst Ireland Limited. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 1, 2025.

10.9***
Trademark License Agreement, effective October 1, 2025, by and between BioCryst Pharmaceuticals, Inc. and BioCryst Ireland Limited. Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed October 1, 2025.

10.10	Form of Voting and Support Agreement. Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 14, 2025.

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

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

***
The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November, 2025.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Babar Ghias
Babar Ghias
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)