Form 10-Q
period 2026-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2026-05-06
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 254,162,660 shares of common stock outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the U.S. Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), navenibart, BCX17725, STAR-0310 and early-stage discovery programs, and our plans and anticipated timing regarding the same;
•our discovery, acquisition, development, and commercialization of best-in-class and first-in-class medicines;
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
•plans, programs, progress and potential success of our collaborations, including, for example, with Torii Pharmaceutical Co., Ltd. (“Torii”) for ORLADEYO in Japan, Neopharmed Gentili S.p.A., (“Neopharmed”) for ORLADEYO and navenibart in Europe, and Shionogi & Co., Ltd. (“Shionogi”) and Green Cross Corporation (“Green Cross”) for peramivir in their territories;
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
•our financial performance;
•statements and projections regarding financial goals, including profitability or positive cash flow;
•competitive companies, technologies, and our industry; and
i

•the Merger (as defined below) including, but not limited to, our expectations regarding the cost, benefits and expected synergies of the transaction.
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
•We rely heavily upon third parties, including development partners, contractors, contract research organizations, and third-party suppliers, manufacturers, specialty pharmacies, and distributors, for many important stages of our product candidate development and in the commercialization of certain of our products and product candidates. Our failure to establish and maintain these relationships, the failure of any such third party to perform its obligations under agreements with us, or the failure of such a relationship to meet our expectations could have a material adverse impact on our business, financial condition, and results of operations.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$171,591	$89,736
Restricted cash	854	201
Short-term investments	66,809	185,011
Trade receivables	109,272	106,818
Inventory, net	5,985	5,398
Prepaid expenses and other current assets	19,114	17,182
Total current assets	373,625	404,346
Long-term inventory, net	28,176	23,990
Property and equipment, net	9,368	8,783
Long-term investments	20,569	61,164
Right of use assets, net	13,617	10,203
Other assets	19,697	5,672
Total assets	$465,052	$514,158

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,958	$15,826
Accrued expenses	119,398	126,413
Share-based liability	16,216	13,743
Operating lease liabilities	1,858	317
Finance lease liabilities	1,235	1,312
Royalty financing obligations	40,317	38,455
Deferred revenue	5,409	—
Total current liabilities	195,391	196,066
Operating lease liabilities	11,122	8,571
Finance lease liabilities	1,173	1,441
Royalty financing obligations	407,181	427,233
Secured term loan	395,197	—
Deferred revenue	8,831	—
Total liabilities	1,018,895	633,311
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 254,014 at March 31, 2026 and 213,060 at December 31, 2025	2,540	2,131
Additional paid-in capital	1,671,976	1,384,857
Accumulated other comprehensive (loss) income	(368)	38
Accumulated deficit	(2,227,991)	(1,506,179)
Total stockholders’ deficit	(553,843)	(119,153)
Total liabilities and stockholders’ deficit	$465,052	$514,158
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts, Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$151,401	$143,787
License and other revenues	5,012	1,747
Total revenues	156,413	145,534

Expenses:
Cost of product sales	5,377	4,568
Acquired in-process research and development	697,761	—
Research and development	60,319	37,270
Selling, general and administrative	94,554	82,469
Total operating expenses	858,011	124,307
(Loss) income from operations	(701,598)	21,227

Other income (expense):
Interest income	2,256	3,024
Interest expense	(19,779)	(23,494)
Foreign currency (losses) gains, net	(225)	1
Other expense, net	(1,462)	—
Total other expense, net	(19,210)	(20,469)

(Loss) income before income taxes	(720,808)	758
Income tax expense	1,004	726
Net (loss) income	$(721,812)	$32

Other comprehensive (loss) income:
Foreign currency translation adjustment	(62)	366
Unrealized loss on available for sale investments	(344)	(155)
Total other comprehensive (loss) income	(406)	211
Net comprehensive (loss) income	$(722,218)	$243

Net (loss) income per common share: basic	$(2.98)	$0.00
Weighted average shares of common stock outstanding: basic	242,258	208,882
Net (loss) income per common share: diluted	$(2.98)	$0.00
Weighted average shares of common stock outstanding: diluted	242,258	215,261
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(721,812)	$32
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	461	331
Acquired in-process research and development expense	697,761	—
Amortization of assembled workforce	600	—
Inventory obsolescence	74	209
Stock-based compensation expense	16,027	21,368
Mark-to-market adjustment on share-based liability	2,807	—
Non-cash interest expense on royalty financing obligations	13,294	13,514
Amortization of debt issuance costs on term loans	149	544
Amortization of premium (discount) on investments, net	251	(1,383)
Changes in operating assets and liabilities:
Increase in receivables	(474)	(13,987)
Increase in inventory	(4,847)	(870)
Decrease (increase) in prepaid expenses and other assets	3,532	(132)
Decrease in royalty financing obligations	(8,470)	(14,549)
Decrease in accounts payable and accrued expenses	(60,395)	(32,594)
Decrease in deferred revenue	(749)	—
Net cash used in operating activities	(61,791)	(27,517)

Cash flows from investing activities:
Acquisitions of property and equipment	(403)	(143)
Purchases of investments	—	(48,762)
Sales and maturities of investments	221,235	76,000
Acquisition of Astria Therapeutics, Inc., net of cash acquired	(489,480)	—
Net cash (used in) provided by investing activities	(268,648)	27,095

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	19,479	2,390
Withholding taxes paid on stock-based awards	(1,187)	(1,351)
Common stock issued to directors in lieu of cash retainer	33	6
Proceeds from term loan	400,000	—
Payment of debt issuance costs on term loan	(4,952)	—
Principal payments on royalty financing obligations	(476)	—
Principal payments on finance lease liabilities	(345)	(516)
Net cash provided by financing activities	412,552	529

Effect of exchange rates on cash, cash equivalents and restricted cash	(72)	451
Net increase in cash, and cash equivalents, and restricted cash	82,041	558

Cash, cash equivalents and restricted cash:
Beginning of period	91,337	106,323
End of period	$173,378	$106,881

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$171,591	$105,190
Restricted cash	854	291
Restricted cash in other assets	933	1,400
Total cash, cash equivalents and restricted cash	$173,378	$106,881

Supplemental cash flow disclosure:
Issuance of common stock for the acquisition of Astria Therapeutics, Inc.	$251,655	$—
Cash paid for interest	$6,083	$9,153
Cash paid for taxes	$1,431	$1
Taxes withheld on stock-based awards included in accrued expenses	$3,172	$276
Capitalized software costs included in accrued expenses	$608	$—
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2025	213,060	$2,131	$1,384,857	$38	$(1,506,179)	$(119,153)
Net loss	—	—	—	—	(721,812)	(721,812)
Other comprehensive loss	—	—	—	(406)	—	(406)
Exercise of stock options	3,279	33	18,333	—	—	18,366
Vesting of restricted stock units	190	2	(2)	—	—	—
Employee stock purchase plan sales	199	1	1,112	—	—	1,113
Issuance of shares to directors in lieu of cash retainer	4	—	33	—	—	33
Stock-based compensation expense	—	—	16,027	—	—	16,027
Remeasurement of share-based liability	—	—	(637)	—	—	(637)
Settlement of share-based liability	—	—	971	—	—	971
Issuance of common stock for the acquisition of Astria Therapeutics, Inc.	37,282	373	251,282	—	—	251,655
Balance at March 31, 2026	254,014	$2,540	$1,671,976	$(368)	$(2,227,991)	$(553,843)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	208,543	$2,085	$1,291,100	$921	$(1,770,040)	$(475,934)
Net income	—	—	—	—	32	32
Other comprehensive income	—	—	—	211	—	211
Exercise of stock options	286	3	1,226	—	—	1,229
Vesting of restricted stock units	184	2	(2)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(8)	—	(56)	—	—	(56)
Employee stock purchase plan sales	202	2	1,215	—	—	1,217
Issuance of shares to directors in lieu of cash retainer	1	—	6	—	—	6
Stock-based compensation expense	—	—	21,368	—	—	21,368
Balance at March 31, 2025	209,208	$2,092	$1,314,857	$1,132	$(1,770,008)	$(451,927)
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1 — Significant Accounting Policies and Concentrations of Risk
The Company
BioCryst Pharmaceuticals, Inc. (the “Company”) is a global biotechnology company focused on developing and commercializing medicines for hereditary angioedema (“HAE”) and other rare diseases, driven by the Company’s deep commitment to improving the lives of people living with these conditions. The Company has built an established commercial infrastructure supporting ORLADEYO®, an oral, once-daily therapy discovered and developed internally for the prevention of HAE attacks, and is advancing a pipeline of potential first-in-class or best-in-class oral small-molecule and injectable protein therapeutics for a range of rare diseases. The Company was founded in 1986 and incorporated in Delaware in 1991, and its headquarters is located in Durham, North Carolina.
The Company’s marketed products include ORLADEYO® for the prevention of HAE attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States. ORLADEYO has received regulatory approval in the United States and other global markets. The Company is commercializing ORLADEYO in each of these territories directly or through other parties. In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA) and Korea (PERAMIFLU).
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at March 31, 2026 will be sufficient to fund its operations for at least the next 12 months. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the success of its business development efforts; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s condensed consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments. Certain prior year amounts have been reclassified to conform to the current year presentation.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Astria Therapeutics Inc., which was acquired by the Company on January 23, 2026 (See “Note 2—Acquisition of Astria Therapeutics, Inc.”). All intercompany transactions and balances among the consolidated entities have been eliminated from the condensed consolidated financial statements. The Company operates and manages its business as one reportable and operating segment (see “Note 14—Segment Information”).
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2025 and the notes thereto included in the Company’s 2025 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. Interim operating results are not necessarily indicative of operating results for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Sale of European ORLADEYO Business
On June 27, 2025, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with BioCryst Ireland Limited (“BioCryst Ireland”) and Neopharmed Gentili S.p.A., (“Neopharmed”). On October 1, 2025, the Company sold to Neopharmed all of its equity interests in BioCryst Ireland, which, together with its subsidiaries, holds certain assets, rights, and employees related to the European ORLADEYO business. The Company and BioCryst Ireland also amended and restated their existing intellectual property licence agreement, pursuant to which the Company is entitled to receive quarterly royalty payments from BioCryst Ireland equal to amounts owed under its Royalty Purchase Agreements with RPI and OMERS for the sale of ORLADEYO products in the Territory, as defined in the Stock Purchase Agreement (See “Note 7—Royalty Financing Obligations”). The condensed consolidated financial statements as of and for the three months ended March 31, 2025 include the accounts of BioCryst Ireland, which was a wholly owned subsidiary of the Company prior to October 1, 2025.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Revenue Recognition
The Company recorded the following revenues for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Product sales, net	$151,401	$143,787
License revenue	3,016	—
Collaborative and other revenues	1,996	1,747
Total revenues	$156,413	$145,534
Pursuant to Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five-step model that includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.
At contract inception, the Company identifies the goods or services promised within each contract, assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.
Product Sales, Net
The Company’s sources of product sales are sales of ORLADEYO and peramivir (RAPIVAB/RAPIACTA/PERAMIFLU). The Company generally ships ORLADEYO directly to patients through a single specialty pharmacy in the United States and through specialty distributors outside of the United States, which are considered its customers. The Company generally sells peramivir to its licensing partners, hospitals, and, in 2025, to the U.S. Department of Health and Human Services.
The Company recognizes revenue when the customer obtains control of the product, which generally occurs upon delivery.
Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes reserves for variable consideration such as (i) estimated government rebates, including Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves, representing the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contracts and statutory requirements, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if no payments are required of the Company or a current liability if a payment is required of the Company. Actual amounts of consideration may differ from the Company’s estimates. Any differences are recognized as adjustments to net product revenue and earnings in the period such variances become known.
Government and Managed Care Rebates. The Company contracts with group purchasing organizations associated with managed care organizations and participates in certain government programs, collectively, third-party payors, so that ORLADEYO will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized, resulting in a reduction of product revenue and the establishment of a current liability. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company’s contracts with these third-party payors, (ii) the contractually mandated discounts applicable to the programs, and (iii) product distribution information obtained from the Company’s specialty pharmacy regarding payor mix.
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
Upfront license fees. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under such arrangements are fulfilled. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from upfront license fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For agreements with multiple performance obligations, the Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation, the determination of the transaction price, and the application of the constraints. The Company re-evaluates the transaction price at each reporting period and adjusts the estimate as changes in circumstances occur. The Company determines whether the performance obligations are satisfied over time or at a point in time and, if over time, determines the appropriate method of measuring progress for purposes of recognizing revenue.

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
Restricted Cash
Total restricted cash was $1,787 and $1,601 as of March 31, 2026 and December 31, 2025, respectively, and primarily consisted of $1,400 as of March 31, 2026 and December 31, 2025, for a letter of credit the Company is required to maintain associated with its Birmingham lease. The long-term portion of the letter of credit associated with the Birmingham lease of $933 and $1,400 as of March 31, 2026 and December 31, 2025, respectively, is reflected within other assets in the Condensed Consolidated Balance Sheets.
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
The Company classifies all of its investments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive (loss) income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company reviews its investments for other than temporary declines in fair value below cost basis at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered to determine whether an unrealized loss is temporary include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the Company, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance in the condensed consolidated balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes unless deemed other than temporary. Realized gains and losses are reflected in other expense, net in the Condensed Consolidated Statements of Comprehensive (Loss) Income and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the condensed consolidated balance sheet date are classified as current. Investments with a maturity beyond 12 months from the condensed consolidated balance sheet date are classified as long-term.
Fair Value Measurements
Assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets measured at fair value on a recurring basis include cash equivalents and investments (See “Note 4—Investments and Fair Value Measurements”). The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Trade Receivables
The Company’s trade receivables represent amounts due from its customers and partners for product sales and from its license and collaboration agreements. Trade receivables are generally stated at the invoiced amount with standard payment terms that require payment within 30 to 90 days and do not bear interest.
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
Inventory
The Company values its inventory at the lower of cost or estimated net realizable value and classifies inventory as short-term or long-term based on whether it is expected to be consumed or sold within 12 months of the condensed consolidated balance sheet date. The Company uses an actual cost method and determines the cost of its inventory on a first-in, first-out basis. Raw materials and work-in-process include all inventory costs prior to packaging and labeling, including raw material, active product ingredient, and the drug product. Finished goods include packaged and labeled products.
The Company’s inventory is subject to expiration dating. At each balance sheet date, the Company evaluates inventory for excess, obsolete, short-dated, unmarketable, or otherwise impaired items and records valuation reserves as necessary. The determination of whether a valuation reserve is required, and the amount of such reserve, requires the use of significant judgment. Inventory is also subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. If certain batches or units of product do not meet quality specifications, the Company records a write-down of any potential unmarketable inventory to its estimated net realizable value with the resulting charge recorded as cost of product in the Condensed Consolidated Statements of Comprehensive (Loss) Income.
Prior to obtaining initial regulatory approval for an investigational product candidate, the Company expenses costs relating to production of pre-launch inventory as research and development expense in its Condensed Consolidated Statements of Comprehensive (Loss) Income in the period incurred. After regulatory approval has been received, the Company capitalizes inventory costs.
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
Accrued Expenses
The Company enters into contractual agreements with third-party vendors who provide research and development, manufacturing, distribution, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and involve services completed over extended periods. The Company records liabilities under these contractual commitments when obligations are incurred, regardless of the invoice timing. Accrued expenses are estimated as of each condensed consolidated balance sheet date based on the facts and circumstances known at that time, which may include assumptions such as expected patient enrollment, site activation and estimated project duration. The Company accrues expenses for clinical trial activities based on the estimates of services received pursuant to contracts with multiple research institutions and clinical research organizations (“CROs”) that conduct and manage clinical trials on the Company’s behalf.
The Company periodically confirms the accuracy of its estimates with the service providers and adjusts if necessary. Examples of estimated accrued expenses include (i) fees paid to CROs in connection with preclinical and toxicology studies and clinical trials; (ii) fees paid to investigative sites in connection with clinical trials; (iii) fees paid to contract manufacturers in connection with the production of the Company’s raw materials, drug substance, drug products, and product candidates; and (iv) professional fees. If the Company underestimates or overestimates the level of these costs, actual expenses could differ from such estimates.
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

Leases
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of March 31, 2026. The Company determines whether a contract is, or contains, a lease at inception. The Company accounts for lease obligations in accordance with ASC Topic 842, Leases, which requires a lessee to recognize a right-of-use asset and a lease liability in its condensed consolidated balance sheet for most leases. The Company elected the practical expedient that exempts leases with an initial lease term of twelve months or less and recognizes lease expense on a straight-line basis over the lease term. The Company also elected the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components.
Certain of the Company’s leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities in the Company’s Condensed Consolidated Balance Sheets represent payments over the lease term, which include renewal options for certain real estate leases that the Company is reasonably certain to exercise. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis.
The discount rate used to determine the Company’s right-of-use asset and lease liability is the Company’s incremental borrowing rate on a collateralized basis over a similar term and amount in a similar economic environment, as generally an implicit rate in the lease is not readily determinable.
The Company has not made any residual value guarantees related to its leases; therefore, the Company has no corresponding liability recorded in its Condensed Consolidated Balance Sheets.
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the stock price volatility and the expected term. The Company utilizes the Black-Scholes option-pricing model or binomial lattice model to value its stock option awards. The Company reduces stock-based compensation expense for estimated forfeitures. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Debt
Costs directly associated with term loan borrowings are capitalized and netted against the corresponding debt liabilities in the Condensed Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method.
Royalty Financing Obligations
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, expensing of domestic research costs, and amendments to the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, the Company recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. federal deferred tax assets, the legislation did not have a material impact on its condensed consolidated financial statements for the three months ended March 31, 2026.
Foreign Currency
The functional currency of each of the Company’s foreign subsidiaries is primarily the local currency of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated at the current exchange rate as of the condensed consolidated balance sheet date. Revenue and expense accounts are translated at the average exchange rate over the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ deficit within accumulated other comprehensive (loss) income. Gains or losses resulting from transactions denominated in foreign currencies are included in foreign currency losses (gains), net, within the Condensed Consolidated Statement of Comprehensive (Loss) Income.
Net (Loss) Income Per Share
Basic net (loss) income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share includes the effect of potentially dilutive common shares outstanding during the period, as determined using the treasury stock method. Potentially dilutive common shares include shares that the Company could be obligated to issue from its outstanding stock-based compensation awards. In periods of net loss, all potential common shares would be anti-dilutive and therefore are excluded from the calculation of diluted net (loss) income per share.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ deficit. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive (loss) income and recorded as other expense, net in the Condensed Consolidated Statements of

Comprehensive (Loss) Income. There were no realized gains or losses reclassified out of accumulated other comprehensive (loss) income for the three months ended March 31, 2026 and 2025.
Significant Customers and Other Risks
Significant Customers
The Company’s primary source of revenue and cash flow is sales of ORLADEYO in the United States.
ORLADEYO is generally distributed through an arrangement with a single specialty pharmacy in the United States. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) who dispense product to patients. Peramivir is also generally distributed through the same specialty pharmacy in the United States. The specialty pharmacy’s inability or unwillingness to continue these distribution activities could adversely impact the Company’s business, results of operations and financial condition. Product revenue where the specialty pharmacy is considered the customer was approximately 93% and 85% of total product sales for the three months ended March 31, 2026 and 2025, respectively.
The Company distributes ORLADEYO in other global markets directly or through other parties.
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
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments, and trade receivables. The Company maintains its cash and cash equivalents with high-credit quality financial institutions in the United States. Such amounts may exceed federally-insured limits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 12 months or less.
The Company’s trade receivables from sales of ORLADEYO are primarily due from its significant customer, as discussed above, resulting in a concentration of credit risk.
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software, eliminating references to project stages and clarifying the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-06 as of January 1, 2026. The adoption of this standard did not have a material effect on the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Comprehensive (Loss) Income, or Condensed Consolidated Statement of Cash Flows.
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities, on an annual and interim basis, to provide disaggregated disclosure of certain income statement expenses into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its disclosures. The Company does not expect the adoption of this ASU to have a material effect on its Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Comprehensive (Loss) Income, or Condensed Consolidated Statement of Cash Flows.
The Company does not expect any other recently issued accounting standards to have a material impact to its condensed consolidated financial statements or disclosures.
Note 2 — Acquisition of Astria Therapeutics, Inc.
On October 14, 2025, the Company, Axel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Astria Therapeutics, Inc., a Delaware corporation (“Astria”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, on January 23, 2026 (the “Closing Date”), the Company completed the acquisition of all of the outstanding equity of Astria and Merger Sub merged with and into Astria, with Astria surviving as a wholly owned subsidiary of the Company (the “Merger”).
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Astria common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time was converted into the right to receive (i) 0.59 of a share of the Company’s common stock, par value $0.01 per share (and, if applicable, cash in lieu of fractional shares), and (ii) $8.55 in cash, without interest, subject to certain adjustments and applicable withholding taxes. Holders of Astria’s Series X Convertible Preferred Stock, warrants, and certain options were also entitled to certain consideration, as further set forth in the Merger Agreement.
The Company accounted for the Merger as an asset acquisition in accordance with ASC Topic 805, Business Combinations, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the in-process research and development asset related to navenibart (the “IPR&D – navenibart” asset). Accordingly, the total cost of the asset acquisition, including direct transaction costs incurred by the Company in connection with the Merger, was allocated to the assets acquired and liabilities assumed on a relative fair value basis.

Consideration Transferred and Purchase Price Allocation
The following is a summary of the total consideration transferred and allocation of consideration transferred to the assets acquired, liabilities assumed, and IPR&D – navenibart in connection with the Merger:

Equity consideration[1]	$251,655
Cash consideration	608,633
Direct transaction costs	14,025
Total purchase price	$874,313

Assets acquired and liabilities assumed:
Cash and cash equivalents	$130,588
Short-term investments	63,033
Trade receivables	1,980
Prepaid expenses and other current assets	5,547
Property and equipment	642
Other assets	14,417
Right of use asset	4,198
IPR&D - navenibart	705,267
Assembled workforce	600
Accounts payable	(22,627)
Accrued expenses	(10,146)
Operating lease liabilities, current	(1,249)
Deferred revenue, current	(4,598)
Operating lease liabilities, net of current portion	(2,949)
Deferred revenue, net of current portion	(10,390)
Net assets acquired	$874,313
[1] Consists of the issuance of 37,282 shares of the Company’s common stock multiplied by the Company’s common stock closing price of $6.75 per share on January 22, 2026.
The entire amount allocated to the IPR&D – navenibart asset was expensed in accordance with ASC Topic 730, Research and Development. Of the total value ascribed to the IPR&D – navenibart asset, $7,506 related to direct transaction costs incurred prior to the transaction close and were recorded in selling, general and administrative expense in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2025. The remaining value ascribed to the IPR&D – navenibart asset of $697,761 was recognized in acquired in-process research and development in the Condensed Consolidated Statement of Comprehensive (Loss) Income for the three months ended March 31, 2026. The amount allocated to the assembled workforce was amortized over two months to reflect the estimated benefit derived from that asset which resulted in amortization expense of $600 being recognized in research and development expense in the Condensed Consolidated Statement of Comprehensive (Loss) Income for the three months ended March 31, 2026.
Astria Stock Options
In connection with the Merger, the vesting of outstanding in-the-money Astria stock options was accelerated and the options were cancelled in exchange for a cash payment equal to the product of the difference between $13.00 and the option’s exercise price and the number of shares underlying the option, for total consideration of $43,403. Options with an exercise price equal to or exceeding $13.00 were cancelled for no consideration. The total consideration was allocated between the portion attributable to pre‑combination service, not to exceed the fair value of the underlying options, and the portion attributable to post‑combination service. The amount attributable to pre‑combination service was measured based on the fair value of the options immediately prior to cash settlement, totaling $14,274, and was included in the total purchase price as cash consideration. The remaining $29,129 was attributable to post-combination service, of which $10,709 was recognized in research and development expense and $18,420 was recognized in selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive (Loss) Income for the three months ended March 31, 2026.
Separation Costs
Concurrent with the Closing Date, the Company entered into separation agreements with certain Astria employees. The Company recognized $11,927 of costs associated with the separation agreements during the three months ended March 31, 2026, of which $3,954 was recognized in research and development expense and $7,973 was recognized in selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive (Loss) Income for the three months ended March 31, 2026. The following table summarizes the accrued liability activity recorded in connection with the separation agreements for the three months ended March 31, 2026:

Balance at December 31, 2025	$—
Workforce reduction expense recorded during the three months ended March 31, 2026	11,927
Amounts paid during the three months ended March 31, 2026	(2,871)
Balance at March 31, 2026	$9,056
The Company does not expect to incur any additional significant costs related to the separation agreements. The remaining unpaid costs are expected to be disbursed by September 30, 2027.
Note 3 — Revenue
The Company recorded the following revenues for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
ORLADEYO	$148,347	$134,243
License revenue	3,016	—
Other revenues	5,050	11,291
Total revenues	$156,413	$145,534

ORLADEYO revenue includes product sales and royalties. License revenue includes quarterly royalty payments from BioCryst Ireland Limited (see “Note 1—Significant Accounting Policies”). Other revenues consist of product sales and royalty revenue related to peramivir and collaboration revenue under the Kaken License Agreement (see “Note 12—Collaborative and Other Relationships”).
Revenues from customers in the U.S. represented approximately 94% and 90% of ORLADEYO revenues and 90% and 88% of total revenues for the three months ended March 31, 2026 and 2025, respectively. No individual country outside of the U.S. exceeded 10% of total revenues for the three months ended March 31, 2026 or 2025.
Note 4 — Fair Value Measurements and Investments
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
•Level 1 — observable inputs such as quoted prices in active markets for identical assets;
•Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
•Level 3 — unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
Assets measured at fair value on a recurring basis were as follows:

	March 31, 2026
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$121,120	$—	$—	$121,120
Obligations of U.S. Government and its agencies	—	81,636	—	81,636
Corporate debt securities	—	5,742	—	5,742
Total assets measured at fair value	$121,120	$87,378	$—	$208,498

	December 31, 2025
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$35,800	$—	$—	$35,800
Obligations of U.S. Government and its agencies	—	246,175	—	246,175
Total assets measured at fair value	$35,800	$246,175	$—	$281,975
Investments
The following tables summarize the fair value of the Company’s investments by type:

	March 31, 2026
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$81,013	$716	$1	$(94)	$81,636
Corporate debt securities	5,688	55	—	(1)	5,742
Total investments	$86,701	$771	$1	$(95)	$87,378

	December 31, 2025
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$244,455	$1,491	$234	$(5)	$246,175
Total investments	$244,455	$1,491	$234	$(5)	$246,175
The Company’s investments consist of fixed income securities whose valuations are based on observable direct and indirect inputs, primarily quoted prices of similar, but not identical, instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. These fair values are obtained from independent pricing services.
As of March 31, 2026, the Company had eight securities with a total estimated fair value of $72,273 in an unrealized loss position. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not have an intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.
The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Maturing in one year or less	$66,809	$185,011
Maturing after one year through two years	20,569	61,164
Total investments	$87,378	$246,175
Note 5 — Trade Receivables
At March 31, 2026 and December 31, 2025, the Company’s trade receivables from product sales of ORLADEYO and peramivir and license and other revenues consisted of the following:

	March 31, 2026	December 31, 2025
ORLADEYO	$102,292	$92,351
Peramivir	381	10,491
License and other revenues	6,599	3,976
Total trade receivables	$109,272	$106,818
Note 6 — Inventory
At March 31, 2026 and December 31, 2025, the Company’s inventory related to ORLADEYO and peramivir consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$8,332	$9,997
Work-in-process	20,540	12,891
Finished goods	6,088	7,275
Total inventory	34,960	30,163
Reserves	(799)	(775)
Total inventory, net	$34,161	$29,388

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
Under the 2020 RPI Royalty Purchase Agreement, the Company is required to make royalty payments of amounts owed to RPI each calendar quarter following the first commercial sale of ORLADEYO in any country. Under the 2021 RPI Royalty Purchase Agreement, the Company is required to make payments to RPI in respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2021. Under the OMERS Royalty Purchase Agreement, the Company is required to make payments to OMERS in respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2023. OMERS will no longer be entitled to receive any payments on the date in which aggregate payments actually received by OMERS equals 155.0% of the $150,000 purchase price. As of March 31, 2026, cumulative royalties paid and payable under the OMERS Royalty Purchase Agreement were $103,406.
The transactions contemplated by each of the Royalty Purchase Agreements are referred to herein as the “Royalty Sales”.
Under the Royalty Purchase Agreements, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI and OMERS, third-party audits of royalties paid under the Royalty Purchase Agreements, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as was permitted to be incurred under the terms of the Pharmakon Loan Agreement (as defined in Note 8 herein) through its payoff and termination on October 8, 2025 or, subsequent to that date, the Blackstone Loan Agreement (as defined in Note 8 herein), as applicable. See “Note 8—Debt” for further details on the Pharmakon Loan Agreement and Blackstone Loan Agreement. The restrictions under the Royalty Purchase Agreements on the ability of the Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreements.
In connection with the Stock Purchase Agreement, RPI and OMERS provided their written consent of the consummation of the sale of the Company’s European ORLADEYO business. Concurrent with the closing of the transaction on October 1, 2025, Neopharmed paid a $15,000 royalty release fee to RPI on behalf of the Company and the Company paid a $500 royalty release fee to OMERS. The payments were accounted for as a debt modification and the royalty release fees, totaling $15,500, were capitalized as a reduction to royalty financing obligations and are being amortized as interest expense over the terms of the arrangements using the effective interest rate method. In accordance with the Stock Purchase Agreement, the Company receives quarterly royalty payments from BioCryst Ireland equal to amounts owed under its Royalty Purchase Agreements with RPI and OMERS for the sale of ORLADEYO products in the Territory. During the three months ended March 31, 2026, the Company recognized $3,016 related to the quarterly royalty payments from BioCryst Ireland in license and other revenues in the Condensed Consolidated Statement of Comprehensive (Loss) Income.
The cash consideration obtained pursuant to the Royalty Purchase Agreements was recorded in royalty financing obligations in the Company’s Condensed Consolidated Balance Sheets. Deferred financing costs, which consisted primarily of advisory and legal fees, were capitalized as a reduction to royalty financing obligations and are amortized using the effective interest method over the terms of the arrangements. At inception, the royalty financing obligations were measured at fair value based on the Company’s estimates of future royalties expected to be paid to the counterparties over the terms of the arrangements. The Company subsequently records the obligations using the effective interest method. As of March 31, 2026 and December 31, 2025, the carrying values of the royalty financing obligations approximated their fair values and were measured based on the Company’s current estimates of future payments to RPI and OMERS over the lives of the arrangements, which are considered Level 3 inputs. The Company utilizes the prospective method to account for changes in estimated future royalty payments. Under the prospective method, revised estimates of future cash flows result in the determination of new effective interest rates that equate the present value of the revised estimated remaining cash flows with the carrying amounts of the royalty financing obligations. The revised effective interest rate is used prospectively to recognize interest expense for the remaining periods.
The Company periodically assesses the amount and timing of expected royalty payments based on internal projections of future net product sales, which are based on key assumptions, including paid patients and price. If projected royalty payments for the next twelve months exceed interest accretion for the same period, the excess is classified as a current liability in the Company’s Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2026, there were no significant changes to the amount and timing of expected royalties under the Royalty Purchase Agreements based on the Company’s latest forecasts related to ORLADEYO sales.

The following table shows the royalty financing obligations activity for the three months ended March 31, 2026 as well as the effective interest rate as of March 31, 2026:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2025	$169,559	$172,671	$123,458	$465,688
Non-cash interest expense on royalty financing obligations	10,111	—	3,183	13,294
Royalty revenues payable	(14,132)	(1,220)	(16,132)	(31,484)
Balance as of March 31, 2026	$165,538	$171,451	$110,509	$447,498

Effective interest rate	24.1%	—%	10.3%
Cash paid for interest on the royalty financing obligations was $8,470 and $14,549 for the three months ended March 31, 2026 and 2025, respectively.
Note 8 — Debt
Blackstone Loan Agreement
On January 23, 2026, the Company entered into a Loan Agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (together, “Blackstone”), the guarantors and lenders from time to time party thereto, and Wilmington Trust, National Association, as agent, pursuant to which the Company borrowed $400,000 in aggregate principal amount of term loans (the “Term Loans”). The Term Loans were funded on January 23, 2026 (the “Term Loans Closing Date”), and the proceeds were used to fund the cash portion of the consideration for the acquisition of Astria (see “Note 2—Acquisition of Astria Therapeutics, Inc.”). Subject to the mutual agreement between the Company, Blackstone and the lenders, the Company may request additional term loans of up to $150,000 in the aggregate.
The Term Loans mature on January 23, 2031 (the “Maturity Date”) and require quarterly interest-only payments until the Maturity Date, with outstanding principal due at maturity. Interest accrues at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), subject to a floor of 1.75%, plus 4.50% per annum.
Prior to the second anniversary of the Term Loans Closing Date, and provided that no event of default is ongoing, the Company may elect to pay a portion of the applicable interest payment in-kind (a “Blackstone PIK Interest Payment”) by capitalizing as principal up to 200 basis points of interest accrued during the applicable interest period, subject to an incremental margin increase of 0.50% per annum on the capitalized portion.
The Company is required to make a mandatory prepayment of the Term Loans (i) upon the occurrence of a change of control, (ii) upon the incurrence of certain non-permitted indebtedness, (iii) upon the occurrence of certain asset sales (subject to certain exceptions), or (iv) upon the occurrence of certain events of loss related to the assets of the Company or its subsidiaries (subject to certain exceptions). The Company may make voluntary prepayments in whole or in part in an aggregate principal amount of $5,000 or any whole multiple of $1,000 in excess thereof. Prepayments are subject to a prepayment premium that declines over time.
The Blackstone Loan Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type (including a minimum liquidity covenant), as well as customary events of default. A failure to comply with the covenants in the Blackstone Loan Agreement, or an occurrence of any other event of default, could permit the lenders under the Blackstone Loan Agreement to declare the borrowings thereunder, together with accrued interest and fees, and any applicable prepayment premium, to be immediately due and payable.
The Company’s obligations under the Blackstone Loan Agreement are secured by a security interest in, subject to certain exceptions, substantially all of the Company’s and its subsidiaries’ assets.
As of March 31, 2026, the Company had total borrowings of $400,000 under the Blackstone Loan Agreement. Interest expense accrued on the Term Loans for the three months ended March 31, 2026 totaled $6,174, of which $6,083 was paid at the end of the quarterly period and $91 was included in accrued expenses in the Condensed Consolidated

Balance Sheet as of March 31, 2026. The Term Loans accrued interest at an effective interest rate of 8.47% during the three months ended March 31, 2026.
Incurred debt fees and issuance costs associated with the Term Loans under the Blackstone Loan Agreement totaled $4,952 and are being amortized as interest expense on an effective interest rate method over the remaining term of the Term Loans. Deferred financing amortization of $149 was recognized for the three months ended March 31, 2026.
The fair value of the debt approximates its carrying value based on prevailing interest rates as of the condensed consolidated balance sheet date and is considered as Level 2 in the fair value hierarchy.
Pharmakon Loan Agreement
On April 17, 2023, the Company entered into a $450,000 Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. Certain of the Company’s wholly owned subsidiaries were guarantors to the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provided for an initial term loan in the principal amount of $300,000 (the “Tranche A Loan”) funded on April 17, 2023 (the “Tranche A Closing Date”). The Company used a portion of the proceeds from the Tranche A Loan to repay the $241,787 of outstanding indebtedness (principal and interest due as of April 17, 2023) under the then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay associated transaction costs and fees, and used the remaining net proceeds of $25,805 for other general corporate purposes.
The Pharmakon Loan Agreement provided for quarterly interest-only payments until the maturity date of April 17, 2028, with the unpaid principal amount of the outstanding Tranche A Loan due and payable on the maturity date. During the first 18 months following the Tranche A Closing Date, the Company had the option to make a portion of the applicable interest payment on the Tranche A Loan in-kind (a “Pharmakon PIK Interest Payment”) by capitalizing as principal up to 50% of the amount of interest accrued on the Tranche A Loan during the applicable interest period. The Tranche A Loan bore interest at a rate equal to the three-month SOFR, which could be no less than 1.75%, plus 7.00%, per annum or, for each interest period in which a Pharmakon PIK Interest Payment was made, with respect to the Tranche A Loan, SOFR plus 7.25%, per annum.
The Tranche A Loan accrued interest at an effective interest rate of 12.31% for the three months ended March 31, 2025. Interest expense on the Tranche A Loan for the three months ended March 31, 2025 was $9,153, all of which was paid at the end of the quarterly period. Deferred financing amortization of $544 was recognized for the three months ended March 31, 2025.
In 2025, the Company paid off in full the outstanding principal balance on the Tranche A Loan in three separate prepayments totaling $323,704.
Note 9 — Lease Obligations
The Company leases certain assets under operating leases, which primarily consist of real estate leases, and finance leases, which generally consist of laboratory equipment leases and office equipment leases. The Company’s real estate agreements expire at various times between 2028 through 2033 and its Birmingham and Durham leases include renewal options that range from three to five years in length.
Lease expense under operating and finance leases was as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$706	$544
Finance lease expense:
Amortization of right of use assets	$377	$538
Interest on lease liabilities	64	94
Total finance lease expense	$441	$632

Other supplemental information related to leases was as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	7.2 years	9.4 years
Finance leases	2.1 years	2.3 years
Weighted average discount rate:
Operating leases	10.06%	10.70%
Finance leases	9.85%	9.77%
Maturities of lease liabilities as of March 31, 2026 are as follows:

	Operating Leases	Finance Leases
2026 (remaining)	$2,261	$1,112
2027	3,102	1,050
2028	3,037	486
2029	1,538	26
2030	1,590	—
Thereafter	7,434	—
Total lease payments	18,962	2,674
Less imputed interest	(5,982)	(266)
Total	$12,980	$2,408
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$64	$94
Operating cash flows for operating leases	$405	$385

Operating lease assets obtained in exchange for operating lease liabilities	$4,198	$115
Finance lease assets obtained in exchange for finance lease liabilities	$—	$679
Note 10 — Stockholders’ Equity
Issuance of Common Stock
On November 20, 2025, the Company filed with the SEC, and amended on December 15, 2025, a registration statement on Form S-4. This registration statement was declared effective by the SEC on December 18, 2025 and registered the Company’s offer of up to 45,000 shares of the Company’s common stock in connection with the Merger (as defined in “Note 2—Acquisition of Astria Therapeutics, Inc.” herein).
On January 23, 2026, the Company issued 37,282 shares of common stock to Astria’s equity holders in connection with the Merger (see “Note 2—Acquisition of Astria Therapeutics, Inc.”).
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows:

	March 31, 2026	December 31, 2025
Shares reserved for exercises of outstanding stock options	38,606	43,344
Shares reserved for vesting of restricted stock units	12,190	12,166
Shares reserved for future issuance under the Stock Incentive Plan	8,337	6,852
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,217	1,460
Shares reserved for future issuance under the Employee Stock Purchase Plan	4,475	4,674
Total shares reserved for future issuance	64,825	68,496
Note 11 — Stock-Based Compensation
As of March 31, 2026, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 20, 2026, subject to stockholder approval at the Company’s annual meeting of stockholders to be held on June 11, 2026. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025
Incentive Plan	$14,501	$19,232
Inducement Plan	1,367	1,932
ESPP	159	204
Total stock-based compensation expense	$16,027	$21,368
Extension of Exercise Period
In December 2025, the Company extended the post-termination exercise period of certain vested stock option awards at the time of retirement for certain individuals to the original expiration date of the option awards. The Company considered this to be a modification of existing awards under ASC Topic 718, Compensation - Stock Compensation (“Topic 718”) and determined the incremental fair value associated with the modification using a binomial lattice model. In connection with the modification, the Company recognized incremental stock-based compensation expense of $3,584 during the three months ended March 31, 2026.
Sale of the European ORLADEYO Business
In connection with the sale of the European ORLADEYO business on October 1, 2025, the Company modified certain outstanding stock option awards and restricted stock unit awards held by employees who transferred to Neopharmed. Under the original terms of the Company’s Incentive Plan and Inducement Plan, unvested awards would have been forfeited upon the employees’ termination with the Company at closing. As part of the transaction, the Company approved modifications that (i) allowed previously unvested awards to continue to vest based on continued service to Neopharmed after Closing and (ii) extended the post-termination exercise period for certain vested stock option awards.
The modified awards vest, and for certain vested stock options remain exercisable, only if the employees remain employed by Neopharmed for specified periods following the closing of the transaction. Because the vesting of the modified awards depends on service to Neopharmed, the awards contain an “other” condition under Topic 718 and are therefore classified as liability awards until the required service to Neopharmed is provided.
The Company accounted for the continued vesting of unvested awards as a Type III modification under Topic 718 and measured the awards at their modification-date fair value. The extension of the post-termination exercise period for certain vested stock option awards was accounted for as a Type I modification under Topic 718, with the incremental fair value measured on the modification date.
The liability for the modified awards is remeasured to fair value each reporting period. The options are valued using a Black-Scholes option pricing model which incorporates significant unobservable inputs. This remeasurement resulted in the recognition of a $2,807 loss in other expense, net in the Consolidated Statement of Comprehensive (Loss) Income and a $637 decrease to additional paid-in capital during the three months ended March 31, 2026.
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Condensed Consolidated Balance Sheets using Level 3 inputs:

Balance at December 31, 2025	$13,743
Remeasurement of share-based liability	3,444
Options exercised	(971)
Balance at March 31, 2026	$16,216
Stock Incentive Plan
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	38,664	$7.83
Granted	27	6.79
Exercised	(2,417)	5.84		$7,362
Cancelled or Forfeited	(1,339)	9.97
Outstanding at March 31, 2026	34,935	$7.89	5.82	$71,010
Exercisable at March 31, 2026	23,203	$8.09	4.61	$45,828

The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	11,141	$7.40
Granted	187	6.84
Vested	(136)	9.59
Forfeited	(363)	7.11
Unvested at March 31, 2026	10,829	$7.37
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the three months ended March 31, 2026 and 2025 was $6.84 and $8.96, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
Inducement Equity Incentive Plan
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	4,680	$8.33
Granted	251	6.63
Exercised	(862)	4.92		$3,480
Cancelled or Forfeited	(398)	12.78
Outstanding at March 31, 2026	3,671	$8.54	5.62	$8,981
Exercisable at March 31, 2026	2,496	$8.85	4.86	$6,497
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	1,025	$8.17
Granted	453	6.96
Vested	(54)	11.17
Forfeited	(63)	7.55
Unvested at March 31, 2026	1,361	$7.68
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the three months ended March 31, 2026 and 2025 was $6.96 and $8.35, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

Note 12 — Collaborative and Other Relationships
Navenibart
Kaken Pharmaceutical, Co., Ltd. (“Kaken”)
On August 6, 2025, Astria, which became a wholly owned subsidiary of the Company on January 23, 2026 (see “Note 2—Acquisition of Astria Therapeutics, Inc.”), entered into a license agreement with Kaken (the “Kaken License Agreement”), granting Kaken an exclusive license to develop, package, and commercialize navenibart (the “Navenibart Licensed Product”) for the prevention of HAE attacks in humans in Japan. The Kaken License Agreement included an upfront payment of $16,000, potential commercialization and sales milestone payments of $16,000, and tiered royalties ranging from 15% to 30% of annual net sales of the Navenibart Licensed Product in Japan. Under the terms of the Kaken License agreement, Kaken will also provide support for the Phase 3 trial in Japan, be responsible for regulatory submissions in Japan, and provide reimbursement for a portion of the costs associated with the navenibart Phase 3 program.
In accordance with Topic 606, two performance obligations were identified under the agreement: (i) the performance of research and development services and (ii) the delivery of the license. The Company re-evaluates the transaction price at the end of each reporting period and adjusts the estimate as changes in circumstances occur. As of March 31, 2026, the estimated transaction price was determined to be approximately $23,067, consisting of fixed consideration of $16,000 related to the upfront payment and variable consideration of $7,067 related to the estimated reimbursement of research and development services. Variable consideration is estimated each reporting period using the expected value method based on the most current forecasts. Potential milestone payments and sales-based royalties were excluded from the transaction price as they were constrained and will be recognized if and when the related milestones or sales occur.
As of March 31, 2026, the Company allocated $20,667 of the transaction price to the research and development services and the remaining $2,400 was allocated to delivery of the license. The fixed consideration was allocated to the performance obligations based on their relative standalone selling price. The variable consideration was allocated to the performance obligation to which it is determined to be related, which is the reimbursement of research and development services to be incurred.
Revenue allocated to the research and development services is recognized over time using an input method based on costs incurred. Revenue allocated to the license will be recognized at the point in time in which control of the Navenibart Licensed Product is transferred to Kaken. During three months ended March 31, 2026, the Company recognized $1,199 of collaboration revenue related to the Kaken License Agreement in license and other revenues in the Condensed Consolidated Statement of Comprehensive (Loss) Income. As of March 31, 2026, the Company recorded $14,240 of deferred revenue related to the upfront payment and cost-sharing reimbursements, of which $5,409 is classified as current and $8,831 is classified as non-current in the Condensed Consolidated Balance Sheet.
Note 13 — Workforce Reduction
In December 2025, the Company had a workforce reduction. The majority of the impacted employees had termination dates in December 2025, with certain employees exiting in the first quarter of 2026. The Company notified all impacted employees in December 2025.
In accordance with ASC Topic 712, Nonretirement Postemployment Benefits, and ASC Topic 420, Exit or Disposal Costs, the Company recognized $6,314 of costs related to the workforce reduction during the year ended December 31,

2025. As of March 31, 2026, $5,718 of the costs were paid and the remaining $596 are included within accrued expenses in the Condensed Consolidated Balance Sheet.
The following table summarizes the accrued liability activity recorded in connection with the workforce reduction for the three months ended March 31, 2026:

Balance at December 31, 2025	$5,478
Amounts paid during the three months ended March 31, 2026	(4,882)
Balance at March 31, 2026	$596
The Company does not expect to incur any additional significant costs related to this workforce reduction. The remaining unpaid costs are expected to be disbursed by September 30, 2026.
Note 14 — Segment Information
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
The CODM assesses performance and decides how to allocate resources based on consolidated net (loss) income. This measure is used to monitor budget versus actual results to evaluate the performance of the segment. The CODM uses consolidated cash, cash equivalents and investments as the measure of segment assets. As of March 31, 2026 and December 31, 2025 the Company’s cash, cash equivalents, and investments were $258,969 and $335,911, respectively.
The following table illustrates information about segment revenues, significant segment expenses, and segment net (loss) income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues	$156,413	$145,534

Less[1]:
Cost of product sales	5,377	4,568
Acquired in-process research and development	697,761	—
Research and development (excluding stock-based compensation)
Navenibart	9,741	—
BCX17725	1,907	2,456
Berotralstat	1,796	1,874
Avoralstat	893	2,479
STAR-0310	683	—
Research, discovery and preclinical programs	3,970	3,044
Compensation and related personnel costs	27,091	12,343
Other non-program specific and indirect costs	7,419	6,546
Sales and marketing (excluding stock-based compensation)	42,953	47,670
General and administrative (excluding stock-based compensation)	42,393	21,959
Stock-based compensation	16,027	21,368
Interest income	(2,256)	(3,024)
Interest expense	19,779	23,494
Foreign currency losses (gains), net	225	(1)
Other expense, net	1,462	—
Income tax expense	1,004	726
Consolidated net (loss) income	$(721,812)	$32
[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see “Note 3—Revenue”.
Note 15 — Commitments and Contingencies
Abbreviated New Drug Application
In January 2025, the Company received a Paragraph IV notice of certification (the “First Notice Letter”) from Annora Pharma Private Limited (“Annora”) regarding U.S. Patent Nos. 10,662,160; 11,117,867; and 11,618,733. In January 2026, the Company received an additional Paragraph IV notice of certification (the “Second Notice Letter” and, together with the First Notice Letter, the “Notice Letters”) from Annora regarding U.S. Patent No. 12,344,585. The Notice Letters advise that Annora has submitted an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”) seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of four patents listed in the FDA’s Orange Book: U.S. Patent Nos. 10,662,160; 11,117,867; 11,618,733; and 12,344,585 (the “Challenged Patents”). The Notice Letters allege that the Challenged Patents, which expire in 2039, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Annora’s ANDA. The Notice Letters do not challenge the following six ORLADEYO Orange Book patents that expire in 2035: U.S. Patent Nos. 10,125,102; 10,329,260; 10,689,346; 11,230,530; 11,708,333; and 12,116,346.
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
Other Arrangements
The Company has collaborative, licensing, and research and development services agreements in place for which it could be obligated to make payments upon certain developmental, regulatory, or commercial milestones, and future royalty payments, which will be reflected in the financial statements upon the occurrence of such contingent events. Except as disclosed in “Note 12—Collaborative and Other Relationships”, there have been no changes to material arrangements during the three months ended March 31, 2026 as compared to those disclosed in “Note 16—Collaborative and Other Relationships” to the audited consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Note 16 — Net (Loss) Income Per Share
Basic and diluted net (loss) income per share for the three months ended March 31, 2026 and 2025 were calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income	$(721,812)	$32
Denominator:
Weighted average shares of common stock outstanding: basic	242,258	208,882
Net (loss) income per common share: basic	$(2.98)	$0.00
Effect of dilutive securities:
Stock options to purchase common stock	—	4,401
Unvested restricted stock unit awards	—	1,961
Shares issuable under the employee stock purchase plan	—	17
Dilutive potential common shares	—	6,379
Weighted average shares of common stock outstanding: diluted	242,258	215,261
Net (loss) income per common share: diluted	$(2.98)	$0.00
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
For the three months ended March 31, 2026, during which the Company recorded a net loss, all potentially dilutive securities were excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For this period, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same.
The following table summarizes potential shares of common stock that were excluded from the computation of diluted net (loss) income per share attributable to common stockholders as they were anti-dilutive:

	As of March 31,
	2026	2025
Outstanding stock options	38,606	30,555
Unvested restricted stock unit awards	12,190	1,422
Total	50,796	31,977
Note 17 — Subsequent Events
On May 4, 2026, the Company announced that it entered into a licensing agreement granting an Irish affiliate of Neopharmed exclusive rights to commercialize navenibart for HAE in Europe. The Company received upfront consideration of $70,000 and will be eligible to receive up to $275,000 in future regulatory and sales milestone payments. The Company will also receive tiered royalties on net sales ranging from 18% to 30%.

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
Overview
We are a global biotechnology company focused on developing and commercializing medicines for hereditary angioedema (“HAE”) and other rare diseases, driven by our deep commitment to improving the lives of people living with these conditions. We have built a robust commercial infrastructure to support the successful commercialization of ORLADEYO, an oral, once-daily therapy discovered and developed internally for the prevention of HAE attacks. Our business strategy includes leveraging this established commercial platform to successfully commercialize a pipeline of potential first-in-class or best-in-class oral small-molecule and injectable protein therapeutics targeting a range of rare diseases. These programs are being pursued through both internal discovery efforts and strategic business development. By utilizing our existing commercial capabilities and focusing on rare disease markets, we believe that we can most effectively optimize our costs and strategically allocate resources to support long-term, sustainable growth.
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
Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and over five years of commercialization experience with ORLADEYO, we anticipate that the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. Based on our commercialization experience with ORLADEYO, we believe there is a seasonal impact to our business in the first quarter of each year due to typical first quarter requirements from payors for prescription reauthorization of specialty products, like ORLADEYO, that can temporarily move patients from paid drug to free product. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Product Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part II, Item 1A of this report for further discussion of these risks.
Revenue from sales of ORLADEYO for the three months ended March 31, 2026 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including, but not limited to, the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, our pricing strategy, and market trends. We monitor and analyze this data on an ongoing basis as we continue to commercialize ORLADEYO and adjust our forecasts accordingly. In addition, on May 6, 2026, we announced that we recently identified a manufacturing issue that will delay the initial product fulfillment of the oral pellet formulation of ORLADEYO. We are currently evaluating the impact of this delay and cannot predict at this time whether or to what extent it may affect future revenue or operating results.
Navenibart (STAR-0215)
On January 23, 2026, we completed the previously announced Merger with Astria (each term as defined below). Pursuant to the Merger, we acquired Astria’s lead product candidate navenibart, an injectable monoclonal antibody designed to inhibit plasma kallikrein for the treatment of HAE. Navenibart is currently in Phase 3 clinical development, and the FDA has granted Fast Track and Orphan Drug designations to navenibart for the treatment of HAE. In addition, the

European Commission has granted Orphan Medicinal Product Designation to navenibart for the treatment of HAE. The goal for navenibart is to develop a potentially best-in-class injectable prophylactic therapy with a differentiated every 3- and 6-month administration schedule, which could offer significant improvements over existing injectable options and address key unmet needs in the HAE patient community.

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
Our operating expenses are also difficult to predict and depend primarily on research and development activities, including clinical research activities, and the ongoing requirements of our development programs, as well as the costs of commercialization, drug manufacturing, direction from regulatory agencies and the factors discussed in the “Risk Factors” section in Part II, Item 1A of this report. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.
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

Recent Developments

Navenibart (STAR-0215)

On February 26, 2026, we announced that new positive, interim results from the long‑term, open‑label ALPHA‑SOLAR trial show sustained, robust HAE attack suppression with navenibart administered every three and six months. In addition, we announced on May 6, 2026 that patient enrollment in ALPHA-ORBIT, the ongoing pivotal study of navenibart for the prophylaxis of HAE, is on track to be completed by the end of June 2026.

On May 4, 2026, we announced that we entered into a licensing agreement granting an Irish affiliate of Neopharmed Gentili S.p.A. (“Neopharmed”) exclusive rights to commercialize navenibart for HAE in Europe. We received upfront consideration of $70.0 million and will be eligible to receive up to $275.0 million in future regulatory and sales milestone payments. We will also receive tiered royalties on net sales ranging from 18% to 30%. Navenibart is an investigational product that has not yet received regulatory approval in the United States or Europe.

BCX17725 (Netherton syndrome)

On May 6, 2026, we announced that we have begun dosing in Part 4 of a Phase 1 trial of BCX17725 for the treatment of Netherton syndrome, which will enroll up to 12 patients for three months.

Avoralstat

In the first quarter of 2026, we ended development of avoralstat, a plasma kallikrein inhibitor for the treatment of diabetic macular edema, to focus our pipeline on rare diseases.

Astria Therapeutics, Inc. Merger

On October 14, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axel Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Astria Therapeutics, Inc., a Delaware corporation (“Astria”). Pursuant to the Merger Agreement, on January 23, 2026 (the “Closing Date”), Merger Sub merged with and into Astria, with Astria surviving as our wholly owned subsidiary (the “Merger”).

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

Blackstone Loan Agreement
On the Closing Date, we also entered into a Loan Agreement (the “Blackstone Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C., (together, “Blackstone”), as the Blackstone representatives thereunder, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent, pursuant to which the lenders funded term loans in the aggregate principal amount of $400.0 million (the “Term Loans”). Subject to the mutual agreement between the Company, Blackstone and the lenders, we may request additional term loans up to an aggregate principal amount not exceeding $150.0 million. Our obligations under the Blackstone Loan Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our and our subsidiaries’ assets. We used the proceeds from the Term Loans to pay the cash portion of the consideration required to consummate the Merger. The maturity date of the Term Loans under the Loan Agreement is January 23, 2031, the fifth anniversary of the Closing Date. See “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the Blackstone Loan Agreement.
Results of Operations (three months ended March 31, 2026 compared to the three months ended March 31, 2025)
Revenues

The following table summarizes our revenues for the periods indicated:

	Three Months Ended March 31,
	2026	2025
ORLADEYO	$148,347	$122,707
European ORLADEYO business	—	11,536
Total ORLADEYO	148,347	134,243
License revenue	3,016	—
Other revenues	5,050	11,291
Total revenues	$156,413	$145,534
Total revenues increased to $156.4 million for the three months ended March 31, 2026 compared to $145.5 million for the three months ended March 31, 2025. The $10.9 million increase in total revenues was primarily driven by the following:
•$25.6 million increase in ORLADEYO revenue, excluding revenues associated with our European ORLADEYO business, primarily due to an increase in direct sales of ORLADEYO due to strong patient demand and a net price increase; and
•$3.0 million increase in license revenue related to quarterly royalty payments from BioCryst Ireland Limited.
These increases were partially offset by the following:
•$11.5 million decrease in revenues associated with our European ORLADEYO business due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025; and
•$6.2 million decrease in other revenue driven by a decrease in peramivir revenues from $11.3 million for the three months ended March 31, 2025 to $3.9 million for the three months ended March 31, 2026. The decrease primarily reflects lower direct sales of peramivir to the U.S. Department of Health and Human Services following the expiration of the initial 12‑month base ordering period in September 2025, after which no additional ordering periods were exercised.
Cost of product sales
The following table summarizes our cost of product sales for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Cost of product sales - ORLADEYO	$2,696	$1,329
Cost of product sales - peramivir	2,681	2,574
European ORLADEYO business	—	665
Total cost of product sales	$5,377	$4,568
Cost of product sales for the three months ended March 31, 2026 and 2025 were $5.4 million and $4.6 million, respectively. The increase in cost of product sales was primarily due to an increase in ORLADEYO sales, partially offset by a decrease in cost of product sales associated with our European ORLADEYO business due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
Acquired in-process research and development expense
Acquired in-process research and development expense was $697.8 million for the three months ended March 31, 2026 attributed to the value ascribed to the in-process research and development asset related to navenibart acquired as part of the Merger. See “Note 2—Acquisition of Astria Therapeutics, Inc.” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information on the Merger.
Research and development expenses
Research and development expenses include all costs incurred to discover, develop and advance our product candidates and related technologies. These costs include direct costs, such as compensation for research and development personnel and costs paid to third-parties for laboratory studies, process development and manufacturing of product candidates, and the conduct and management of clinical trials and other clinical and preclinical activities. Additionally, direct expenses include those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Research and development expenses also include indirect costs, such as lab supplies and services, facility costs, depreciation of development equipment and other overhead of our research and development activities. Research and development expenses vary based on the number of programs in development and the stage of development of each program. Later stage clinical programs generally require higher spending than earlier stage programs due to the longer length of time of the clinical trials and the higher patient enrollment.
We do not maintain or evaluate internal research and development costs on a program-by-program basis, and certain costs may benefit multiple programs. Beginning in the quarter ended September 30, 2025, we no longer allocate non-program specific external costs or internal costs to programs. These costs are separately presented on the respective line items listed below. Research and development expenses have been reclassified for the three months ended March 31, 2025 for comparability. There is no impact on total research and development expenses.
The following table summarizes our research and development expenses, including program specific costs and shared or indirect operating costs, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Navenibart	$9,741	$—
BCX17725	1,907	2,456
Berotralstat	1,796	1,867
Avoralstat	893	2,479
STAR-0310	683	—
Research, discovery and preclinical programs	3,970	3,044
Compensation and related personnel costs	27,091	12,193
Stock-based compensation	6,819	8,528
Other non-program specific and indirect costs	7,419	6,546
European ORLADEYO business (excluding stock-based compensation)	—	157
Total research and development expenses	$60,319	$37,270
Research and development expenses increased to $60.3 million for the three months ended March 31, 2026 from $37.3 million for the three months ended March 31, 2025. The increase was primarily driven by the following:
•$14.9 million increase in compensation and related personnel costs primarily due to expenses incurred in connection with the Merger, including the portion of the Astria stock option payout attributable to post-combination service, totaling $10.7 million, and $4.0 million of costs associated with separation agreements with certain Astria employees (see “Note 2—Acquisition of Astria Therapeutics, Inc.” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information on the Merger); and
•$9.7 million increase in navenibart and $0.7 million increase in STAR-0310 due to the acquisition of the Phase 3 and Phase 1a product candidates, respectively, in connection with the Merger.
These increases were partially offset by the following:
•$1.7 million decrease in stock-based compensation expense primarily due to a decrease in research and development related headcount, partially offset by a modification to extend the post-termination exercise period of certain vested stock option awards at the time of retirement for certain individuals to the original expiration date, resulting in $3.0 million of incremental expense in the first quarter of 2026 (see “Note 11—Stock-Based Compensation” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report); and
•$1.6 million decrease in avoralstat due to a decrease in manufacturing activities and the discontinuation of the program in the first quarter of 2026.
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
The following table summarizes our selling, general, and administrative expenses for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Sales and marketing (excluding stock-based compensation)	$42,953	$38,477
General and administrative (excluding stock-based compensation)	42,393	19,542
European ORLADEYO business (excluding stock-based compensation)	—	11,610
Stock-based compensation	9,208	12,840
Total selling, general, and administrative expenses	$94,554	$82,469
Sales and marketing expenses (excluding stock-based compensation) increased to $43.0 million for the three months ended March 31, 2026 from $38.5 million for the three months ended March 31, 2025. The increase was primarily driven by the following:
•$3.7 million of expense associated with the portion of the Astria stock option payout attributable to post-combination service in connection with the Merger; and
•$1.7 million of expense associated with separation agreements with certain Astria employees in connection with the Merger.
These increases were partially offset by a $1.4 million decrease in commercial-stage study activities that did not recur in the current quarter.
General and administrative expenses (excluding stock-based compensation) increased to $42.4 million for the three months ended March 31, 2026 from $19.5 million for the three months ended March 31, 2025. The increase was primarily driven by the following:
•$14.7 million of expense associated with the portion of the Astria stock option payout attributable to post-combination service in connection with the Merger;
•$6.3 million of expense associated with separation agreements with certain Astria employees in connection with the Merger; and
•$2.5 million increase due to incremental employee, facility, and other costs associated with Astria.
Expenses associated with our European ORLADEYO business (excluding stock-based compensation) were $11.6 million for the three months ended March 31, 2025. There were no corresponding expenses for the three months ended March 31, 2026 due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.

Stock-based compensation expense decreased to $9.2 million for the three months ended March 31, 2026 from $12.8 million for the three months ended March 31, 2025. The decrease was primarily attributed to employee turnover, including the transition of employees associated with our European ORLADEYO business to Neopharmed on October 1, 2025, partially offset by an increase in restricted stock unit awards granted.
Other income (expense)
For the three months ended March 31, 2026, interest income was $2.3 million compared to $3.0 million for the three months ended March 31, 2025. The decrease in interest income was primarily driven by lower interest rates and an overall decrease in our average investment portfolio. Net foreign currency losses were $0.2 million for the three months ended March 31, 2026 compared to net foreign currency gains of less than $0.1 million for the three months ended March 31, 2025.
Interest expense for the three months ended March 31, 2026 was $19.8 million compared to $23.5 million for the three months ended March 31, 2025. Interest expense was primarily comprised of non-cash interest expense due to the amortization of interest associated with our royalty financing obligations and interest expense associated with the borrowings under the Blackstone Loan Agreement for the three months ended March 31, 2026 and Pharmakon Loan Agreement (as defined in “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report) for the three months ended March 31, 2025. The decrease in interest expense was primarily due to the fact that borrowings under the Blackstone Loan Agreement were not outstanding for the full first quarter of 2026, whereas the historical Pharmakon Loan Agreement was outstanding for the full first quarter of 2025 and a lower effective interest rate.
For the three months ended March 31, 2026, other expense, net was $1.5 million, which was primarily comprised of a $2.8 million mark-to-market adjustment on liability classified awards, partially offset by $1.2 million of other income associated with post-close transition services provided to Neopharmed.
Income tax expense
For the three months ended March 31, 2026, income tax expense was $1.0 million compared to income tax expense of $0.7 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in U.S. state tax expense as a result of increased profitability after adjusting for significant non-deductible permanent differences, primarily related to the in-process research and development expense for the navenibart asset acquired as part of the Merger, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
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
On the Closing Date, we entered into the Blackstone Loan Agreement, pursuant to which the lenders funded the Term Loans in the aggregate principal amount of $400.0 million. We used the proceeds from the Term Loans to pay the cash portion of the consideration required to consummate the Merger. The maturity date of the Term Loans under the Blackstone Loan Agreement is January 23, 2031. Subject to the mutual agreement between us, Blackstone and the lenders, we may request additional term loans up to an aggregate principal amount not exceeding $150.0 million. Our obligations under the Blackstone Loan Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our and our subsidiaries’ assets.
The Blackstone Loan Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type (including a minimum liquidity covenant), as well as customary events of default. Certain of the customary negative covenants limit our ability and certain of our subsidiaries to, among other things, dispose of assets, engage in mergers, acquisitions and similar transactions, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay certain other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions. A failure to comply with the covenants in the Blackstone Loan Agreement, or an occurrence of any other event of default, could permit the lenders under the Blackstone Loan Agreement to declare the borrowings thereunder, together with accrued interest and fees, and any applicable yield protection premium, to be immediately due and payable. See “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the Blackstone Loan Agreement.
In 2020 and 2021, we entered into the Royalty Purchase Agreements (as defined in “Note 7—Royalty Financing Obligations” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report) with RPI 2019 Intermediate Finance Trust (“RPI”) and OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”). Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where we sell ORLADEYO directly or through distributors. In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. Our required payments to OMERS commenced with the calendar quarter beginning October 1, 2023. No royalty payments are due on direct sales over $550.0 million. See “Note 7—Royalty Financing Obligations” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about these financing transactions.
Our principal source of liquidity at March 31, 2026 was $259.0 million in cash and cash equivalents and available-for-sale investments.
Cash Flows
The following table summarizes our cash flows for each period presented:

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(61,791)	$(27,517)
Investing activities	(268,648)	27,095
Financing activities	412,552	529
Effect of exchange rates on cash, cash equivalents and restricted cash	(72)	451
Net increase in cash, and cash equivalents, and restricted cash	$82,041	$558
Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities of $61.8 million consisted primarily of a net loss of $721.8 million and $71.4 million of changes in operating assets and liabilities, primarily due to decreases in accounts payable and accrued expenses, royalty financing obligations, and prepaid expenses and other assets, partially offset by an increase in receivables. These items were partially offset by $731.4 million of non-cash items, primarily related to $697.8 million of acquired in-process research and development expense, $16.0 million of stock-based compensation expense, $13.3 million of non-cash interest expense on royalty financing obligations, and a $2.8 million of mark-to-market adjustment related to our share-based liability.
During the three months ended March 31, 2025, net cash used in operating activities of $27.5 million consisted primarily of $62.1 million of changes in operating assets and liabilities, primarily due to decreases in accounts payable and accrued expenses and royalty financing obligations, and an increase in receivables, partially offset by $34.6 million of non-cash items, including $21.4 million of stock-based compensation expense and $13.5 million in non-cash interest expense on royalty financing obligations.
Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities of $268.6 million primarily related to cash paid for the acquisition of Astria, net of cash acquired, of $489.5 million, partially offset by $221.2 million of sales and maturities of investment securities.
During the three months ended March 31, 2025, net cash provided by investing activities of $27.1 million primarily related to maturities of investment securities of $76.0 million, partially offset by purchases of investment securities of $48.8 million.

Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities of $412.6 million primarily consisted of net proceeds from the Term Loans under the Blackstone Loan Agreement of $395.0 million and common stock issued under stock-based compensation plans of $19.5 million, partially offset by withholding taxes paid on stock-based awards of $1.2 million.
During the three months ended March 31, 2025, net cash provided by financing activities of $0.5 million primarily consisted of net proceeds from common stock issued under stock-based compensation plans, partially offset by withholding taxes paid on stock-based awards and principal payments on finance lease liabilities.
Plan of Operation and Future Funding Requirements
We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, and contracting with other parties to conduct certain research and development projects. We may incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, commercialize ORLADEYO, and engage in strategic business development. We may incur additional expenses related to the filing, prosecution, maintenance, defense, and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development or as regulatory exclusivity for our products expires. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions. We invest in marketable debt securities that may consist of U.S. Treasury obligations, U.S. government agency securities, money market funds, certificates of deposit, and corporate notes and bonds in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.
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
•the scope of manufacturing of our drug substance and product candidates required for future new drug application filings;
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
We may, in the future, be required to raise additional capital to complete the development and commercialization of our products and product candidates, and we may seek to raise capital in the future, including to take advantage of favorable opportunities in the capital markets. Additional funding may not be available when needed or in the form or on terms acceptable to us. Our future working capital requirements, including the need for additional working capital, will largely be determined by the advancement of our portfolio of product candidates and the commercialization of ORLADEYO. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending; and the level of required administrative support for our daily operations. See “Risk Factors—Risks Relating to Our Business—Financial and Liquidity Risks” in Part II, Item 1A of this report for further discussion of the risks related to obtaining additional capital.
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
While our significant accounting policies are more fully described in “Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

Revenue Recognition
The application of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, substantially impacts our reported results, particularly product sales, net, which requires certain estimates in determining the transaction price.
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
Research and Development Expenses and Related Accruals
As part of the process of preparing our consolidated financial statements, we estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on our behalf and estimating the actual work completed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We periodically confirm the accuracy of our estimates with the service providers and adjust if necessary. When evaluating the adequacy of accrued expenses, we consider facts and circumstances known to us at the time, which can include assumptions such as expected patient enrollment, site activation and estimated project duration. Examples of estimated accrued research and development expenses include (i) fees paid to CROs in connection with preclinical and toxicology studies and clinical trials, (ii) fees paid to investigative sites in connection with clinical trials, (iii) fees paid to contract manufacturers in connection with the production of our raw materials, drug substance, drug products, and product candidates, and (iv) professional fees.
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
Asset Acquisitions and Acquired In-Process Research and Development
Accounting for asset acquisitions requires significant judgment, including the application of the screen test in accordance with ASC Topic 805, Business Combinations, and the valuation of acquired in‑process research and development (“IPR&D”). Determining whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset requires estimates of relative fair values. When substantially all of the fair value is allocated to IPR&D, the estimated fair value of that asset represents a critical accounting estimate and is based on significant assumptions, including development timelines, probabilities of technical and regulatory success, expected future revenues, market conditions, and discount rates. In certain circumstances, we may conclude that an acquired IPR&D asset has no measurable fair value at the acquisition date based on market participant considerations. Changes in these assumptions or judgments could materially affect our accounting conclusions and amounts recognized in our condensed consolidated financial statements.
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
Recent Accounting Pronouncements
“Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Blackstone Loan Agreement. The Term Loans under the Blackstone Loan Agreement accrue interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 4.50% per annum, plus 0.50% per annum for each quarterly interest period in which a Blackstone PIK Interest Payment (as defined in “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) is made. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Term Loans. For the three months ended March 31, 2026, interest was accrued at an effective rate of 8.47% on the Term Loans under the Blackstone Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2026, including contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our operations is primarily to fluctuations in the Japanese Yen, Canadian Dollar, and Euro.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. We have not engaged in foreign currency hedging during the three months ended March 31, 2026; however, we may do so in the future.
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
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

As previously disclosed, in January 2025, the Company received a Paragraph IV notice of certification (the “First Notice Letter”) from Annora Pharma Private Limited (“Annora”) regarding U.S. Patent Nos. 10,662,160; 11,117,867; and 11,618,733. In January 2026, the Company received an additional Paragraph IV notice of certification (the “Second Notice Letter” and together with the First Notice Letter, the “Notice Letters”) from Annora regarding U.S. Patent No. 12,344,585. The Notice Letters advise that Annora has submitted an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”) seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of four patents listed in the FDA’s Orange Book: U.S. Patent Nos. 10,662,160; 11,117,867; 11,618,733; and 12,344,585 (the “Challenged Patents”). The Notice Letters allege that the Challenged Patents, which expire in 2039, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Annora’s ANDA. The Notice Letters do not challenge the following six ORLADEYO Orange Book patents that expire in 2035: U.S. Patent Nos. 10,125,102; 10,329,260; 10,689,346; 11,230,530; 11,708,333; and 12,116,346.

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
Although we achieved net income on a U.S. GAAP basis for the year ended December 31, 2025 for the first time on an annual basis, we have not yet achieved sustained profitability. Our expectations as to the sustainability of our profitability may change based upon our ability to execute our commercialization goals and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Our beliefs and projections regarding the attainment of our financial goals may differ from actual results based on market factors like competition, patient and physician acceptance of our products, reimbursement levels, or on our ability to execute our operational and budget plans, including management’s ability to properly forecast our capital allocation needs. To achieve sustained profitability, we, or our collaborative partners, must successfully manufacture and develop or acquire products and product candidates, receive regulatory approvals, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO under the Royalty Purchase Agreements (as defined in “Note 7—Royalty Financing Obligations” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report), may reduce the profitability of such products.

Because of the numerous risks and uncertainties associated with developing or acquiring product candidates, launching new products, and their potential for commercialization, we are unable to predict the extent of any potential future losses. Even though we have achieved profitability in a given reporting period, we may not be able to sustain or increase profitability on a quarterly or annual basis. For example, as a result of the accounting treatment for the Merger, we recorded a net loss on a U.S. GAAP basis for the quarter ended March 31, 2026, due to a special, non-cash charge related to the acquired in-process research and development asset for navenibart. If we are unable to achieve sustained profitability on our anticipated timeline, or at all, the market value of our common stock will likely decline.
We may need to raise additional capital or obtain additional financing in the future. If we are unable to raise capital or obtain additional financing if and when needed, we may need to adjust our operations.
We have sustained operating losses for the majority of our corporate history. Even if we achieve sustained profitability, in order to continue future operations, progress our drug discovery and development programs, engage in strategic business development activities and commercialize our products and product candidates, we may be required to raise additional capital or obtain additional financing in the future. In addition to seeking strategic partnerships and transactions, we may access the equity or debt markets, incur additional borrowings, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales or issuances of securities, additional borrowings, collaborative arrangements with partners, or from other sources, may not be available if or when needed or in a form or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under the Blackstone Loan Agreement. In addition, collaborative arrangements may require us to transfer certain material rights to our corporate partners. Insufficient funds or lack of an acceptable partnership have in the past, and may again in the future, require us to delay, scale-back or eliminate certain of our research and development programs.
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
The market price of our common stock may decline as a result of the Merger if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors or if the effect of the Merger on our financial results is not consistent with the expectations of financial analysts or investors. Accordingly, holders of our common stock following the consummation of the Merger may experience a loss as a result of a decline in the market price of such common stock. In addition, former Astria stockholders or holders of other Astria securities may decide not to hold the shares of our common stock that they have received in connection with the Merger, and our stockholders may decide to reduce their investment in us as a result of the changes to our investment profile as a result of the Merger, which may result in further fluctuations in the market price of our common stock, including a stock price decrease. Any such decline in the market price of our common stock could adversely affect our ability to issue additional securities if needed and to obtain additional financing in the future.
Combining Astria with our business may be more difficult, costly or time consuming than expected and the combined company may fail to realize the anticipated benefits and synergies of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated benefits, and cost savings from combining our business and Astria’s business. To realize the anticipated benefits and synergies from the Merger, we must successfully integrate and combine our businesses in a manner that permits those benefits and synergies to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses. There can be no assurance that the anticipated benefits related to the integration of Astria with our business will be realized to offset the transaction and integration expenses over time.
An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on the revenues, levels of expenses and operating results of the combined company, which may adversely affect the value of our common stock.
Prior to completion of the Merger, we and Astria operated independently. It is possible that the integration process could result in the loss of key employees, the disruption of our business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with employees and counterparties or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts may also divert management attention during this transition period, which may have an adverse effect on our Company.
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
To receive the regulatory approvals necessary for the commercial sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug or biologic development, including failure to demonstrate efficacy, or for biologics, purity and potency, and safety, failure to demonstrate adequate benefit-risk balance, failure to achieve a commercially attractive and competitive product label, failure to achieve approval in commercially attractive indications, the occurrence of adverse events that are severe or medically or commercially unacceptable, our or our partners’ failure to comply with trial protocols, applicable regulatory requirements, or industry standards, or a determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or be approved in accordance with our development plans or at all. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, any successful results of preclinical and early clinical work for navenibart, BCX17725, and our early-stage discovery programs do not guarantee the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and for some product candidates, there may not be an ideal model for preclinical testing. We also cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all, or that the results of such trials will be sufficient to support regulatory approval for our product candidates.
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
Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license protein targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, or at all, our product development efforts could suffer. Similarly, if the contract research organizations or third-party contractors that conduct our initial or late-stage clinical trials, conduct our toxicology or other studies, manufacture our starting materials, drug substance and product candidates, provide laboratory testing or other services (including clinical operation services) in connection with our clinical trials, provide medical writing services, or assist with our regulatory function breach their obligations to us, perform their services inconsistent with industry standards, or fail to comply with regulatory requirements, this would delay or prevent both the development of our product candidates and the availability of any potential commercial product.
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
In addition, we do not know if, when, or how the FDA, Congress, or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. See “Business—Government Regulation—FDA Regulation—Orphan Drugs” in Part 1, Item 1 of our most recent Annual Report on Form 10-K.
We also cannot guarantee that we will receive breakthrough therapy, fast track, or equivalent designations, which provide certain potential benefits such as more frequent meetings with the applicable regulatory authorities to discuss development plans, intensive guidance on efficient product development programs, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designations for our product candidates, such designations may not lead to faster development or regulatory review or approval and do not increase the likelihood that our product candidates will receive marketing approval. We may not be able to obtain or maintain these designations for our product candidates that receive them, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our products and product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.
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
Currently, we have established collaborative relationships including with, among others, third-party distributors for ORLADEYO in certain markets, with Torii for ORLADEYO in Japan, with Neopharmed for the commercialization of ORLADEYO and navenibart in Europe, and with each of Shionogi and Green Cross for the development and commercialization of peramivir. In addition, in August 2025, Astria announced that it exclusively licensed development and commercialization rights in Japan to Kaken for navenibart. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
•our partners may declare bankruptcy or face other financial distress that could put our partnership or collaborative arrangements at risk; and
•we or our partners may not comply with applicable government regulatory requirements.
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
•delays in regulatory approvals, product launches, initial shipments, or ongoing supply arising from manufacturing, formulation, or supply chain issues could impede our ability to meet commercial expectations; and
•the impact of public health emergencies or the outbreak of disease, such as the COVID-19 pandemic, on us or our partners.
In addition, future revenue from sales of ORLADEYO is subject to uncertainties and will depend on several factors, including, but not limited to, the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, our pricing strategy, and market trends. Additionally, manufacturing issues relating to our products could result in delays, interruptions or recalls in commercial supply, which could adversely affect our revenue and results of operations. For example, we recently identified a manufacturing issue affecting our oral pellet formulation of ORLADEYO that will delay initial product fulfillment and could negatively impact our future revenue and financial results.
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
We depend on third-party vendors, including third-party manufacturers, distributors, and specialty pharmacies, in the manufacture and distribution of our products, product candidates, and the materials for our products and product candidates. Often, especially in the early development and commercialization process, we have only one or limited sources for a particular product or service, such as manufacturing and/or distribution. We depend on these third-party vendors to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party vendors, particularly our third-party manufacturers, distributors, and specialty pharmacies, each of which may be the only vendor we have engaged for a particular product, product candidate, or service or in a particular region, may encounter difficulties with meeting our requirements, including, but not limited to, problems involving, as applicable:
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

Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes or shortages, acts of terrorism or war, equipment malfunctions, raw material shortages or supply chain issues. If our commercial distribution partners are not able to satisfy our requirements within the expected timeframe, or are unable to provide us with accurate or timely information and data, including with respect to inventory and sales, serious adverse events, and/or product complaints, our business, including our commercialization efforts for and sales of ORLADEYO, may be at risk. In addition, if specialty pharmacy services, including our third-party call center services, which provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support, are not effectively operated or managed, the continuance of our commercialization efforts for and sales of ORLADEYO may be delayed or compromised.
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
We may from time to time reassess our existing third‑party vendor arrangements and determine that changes to one or more vendors are necessary, which could result in delays to development or commercialization. In addition, if we are unable to maintain current third-party relationships, or enter into new agreements with additional third parties on commercially reasonable terms, or at all, or if there is poor manufacturing or distribution performance or failure to comply with any regulatory agency on the part of any of our third-party vendors, we may not be able to complete development of, obtain timely approval of, or commercialize our products and product candidates. If we cannot rely on existing third-party vendors, including our third-party manufacturers, distributors, clinical research organizations (“CROs”), or specialty pharmacies, we will be required to incur significant costs and potential delays in finding new third-party vendors, which could adversely impact the development and commercialization timeframes for our products and product candidates and could negatively affect our business, financial results, and revenue.
Commercialization of our products by us and our partners is subject to the potential commercialization risks described herein and numerous additional risks. Any potential revenue benefits to us, including in the form of milestone payments, royalties or other consideration, are highly speculative.
Commercial success of our products is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to product development and commercialization. In addition, commercialization of our products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:
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
•other product development technologies;
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
In addition, as described under “Business—Government Regulation—FDA Regulation—Abbreviated New Drug Applications for Generic Drugs” in Part I, Item 1 of our most recent Annual Report on Form 10-K, third parties may not file an ANDA for a generic drug with the FDA until the expiration of five years following the original product approval unless the submission is accompanied by a Paragraph IV certification, in which case third parties may submit an ANDA four years following the original product approval (referred to as the “NCE-1 date”). The NCE-1 date for ORLADEYO was in December 2024. In January 2025 and January 2026, we received a Paragraph IV notice of certification from Annora advising that Annora has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of four patents listed in the FDA’s Orange Book, which expire in 2039. On March 10, 2025, as supplemented by the First Amended Complaint filed in December 2025, we ﬁled a patent infringement lawsuit in the United States District Court for the District of Delaware against the Defendants (as defined in “Legal Proceedings” included in Part II, Item 1 of this report) asserting infringement of the challenged patents arising from Annora’s ANDA filing with the FDA. For further information, see the section titled “Legal Proceedings” included in Part II, Item 1 of this report and “Note 15—Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report. We intend to vigorously defend our intellectual property rights protecting ORLADEYO. Additional third parties could challenge our applicable patents, which may result in our initiation of patent infringement litigation in response to such challenge. We cannot predict how any additional third party would address our listed patents, whether we would sue on any such patents, or the outcome of any such suit. However, litigation to enforce or defend intellectual property rights is complex, costly, and involves significant commitments of management’s time.
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
In March 2011, JPR Royalty Sub LLC, our wholly owned subsidiary (“Royalty Sub”), issued $30.0 million in aggregate principal amount of PhaRMA Senior Secured 14.0% Notes due on December 1, 2020 (the “PhaRMA Notes”). The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under our agreement with Shionogi, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan and (ii) the pledge by us of our equity interest in Royalty Sub. Since September 1, 2014, payments from Shionogi have been insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in a continuing event of default with respect to the PhaRMA Notes since that time. In addition, the PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with accrued and unpaid interest of $20.6 million, was due in full. The failure by Royalty Sub to repay these amounts at the maturity date constituted an additional event of default under the PhaRMA Notes. As Royalty Sub has been unable to service its obligations under the PhaRMA Notes and continuing events of default exist under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs, and we might otherwise be adversely affected.
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
We have incurred significant indebtedness, which could adversely affect our business. Additionally, the Blackstone Loan Agreement contains conditions and restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.
On January 23, 2026, we entered into the Blackstone Loan Agreement, pursuant to which the lenders funded initial term loans in the aggregate principal amount of $400.0 million. Subject to the mutual agreement between the Company, Blackstone and the lenders, we may request additional term loans up to an aggregate amount not exceeding $150.0 million. Under the Blackstone Loan Agreement, we will be required to pay to the lenders a prepayment premium or a make-whole premium, as applicable in the event that, prior to the fourth anniversary of the closing date of the Blackstone Loan Agreement, we prepay or repay, or are required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Blackstone Loan Agreement (e.g., upon certain asset sales, a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Blackstone Loan Agreement, in each case, subject to certain exceptions as set forth in the Blackstone Loan Agreement.

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
•requires us to dedicate a portion of our cash flow from operations to interest payments and a covenant to maintain minimum liquidity levels, limiting the availability of cash for other purposes;
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
We and our third-party vendors store commercial product, clinical and stability samples, and manufacturing data at our facilities that could be damaged if the facilities incur physical damage or in the event of an extended power failure. We have backup power systems in addition to backup generators to maintain power to all critical functions, but any loss of these products or samples could result in significant delays in our commercialization or product development process.
In addition, we store most of our preclinical and clinical data at our facilities. While duplicate copies of most clinical data are secured off-site, and a significant portion of our data is included in regular backups of our systems, we could lose important data if our facilities incur damage, or if our vendor data systems fail, suffer damage or are destroyed. Any significant degradation or failure of our computer systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our product development process, and any system failure could harm our business and operations.
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
Cyber incidents could also include the use of artificial intelligence (“AI”) and machine learning to launch more automated, targeted and coordinated attacks on targets. Cyber incidents may lead to operational outages, loss of intellectual property due to industrial espionage, malware, and financial or data attacks via social engineering. These risks are heightened by the wide adoption of virtual and remote working, with sensitive data accessed by employees working in less secure, home-based environments, as well as the increasing use of generative AI by both employees and third parties. A breakdown, invasion, corruption, destruction, or interruption of information technology systems could negatively impact operations. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, financial condition or results of operations.
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

The increasing use of AI and machine learning technology in the biopharmaceutical industry, combined with an uncertain regulatory environment, presents new risks and challenges. From time to time, we adopt and integrate AI solutions into our ecosystem for specific use cases reviewed by legal and information security, and applications of AI may become more important in our operations over time. Our vendors may incorporate AI tools into their offerings without disclosing this use to us, and the providers of these tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. Moreover, the use of AI-based tools may lead to the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property, cause us to incur liabilities as the result of any breaches of confidentiality, impact our ability to comply with data security and privacy laws, and introduce additional cybersecurity risks. Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations. Our competitors or other third parties may also incorporate AI into their businesses more efficiently than us, which could impair our ability to compete effectively and adversely affect our results of operations. The rapid innovation and developments surrounding AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our implementations of AI.
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
In addition, we may divest or license all or a portion of certain business or product categories, which could cause a decline in revenue or profitability and may make our financial results more volatile. We may be unable to complete any such divestiture or license on terms favorable to us, within the expected timeframes, or at all, in which case we may not realize any return on our investment in these programs and may incur costs associated with their termination. For example, after evaluating potential partnering opportunities for the continued development of avoralstat, we determined in the quarter ended March 31, 2026 to terminate the avoralstat program to focus the pipeline on rare diseases. We may have continued financial exposure to divested or licensed businesses following the completion of any such transactions, including increased costs due to potential litigation, contingent liabilities and indemnification of the buyer or licensee related to, among other things, lawsuits, regulatory matters or tax liabilities. Such divestitures or licenses may also divert management’s attention from our core businesses and lead to potential issues with employees, customers or suppliers.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2026, the 52-week range of the market price of our stock was from $6.00 to $11.31 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
•announcements by us or our competitors of significant acquisitions (such as the Merger), strategic partnerships, divestitures (such as the sale of our European ORLADEYO business to Neopharmed), joint ventures, capital commitments or other monetization transactions;
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of March 31, 2026, there were 254,013,534 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition (such as in connection with the Merger). We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of March 31, 2026, there were 45,763,953 stock options and restricted stock units outstanding and 8,337,137 shares available for issuance under our Amended and Restated Stock Incentive Plan, 5,031,770 stock options and restricted stock units outstanding and 1,217,177 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 4,474,985 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2026, two of the directors and officers of the Company adopted, modified or terminated the “Rule 10b5-1 trading arrangements” (as such term is defined in Item 408(a) of Regulation S-K) as set forth in the table below.

Name (Title)	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities
Ron Dullinger, Chief Commercial Officer	Adoption	March 2, 2026	Until February 26, 2027, or such earlier date upon which all transactions are completed or the plan is terminated	(1)
Jon Stonehouse, Member of the Board of Directors	Adoption	March 3, 2026	Until December 31, 2027, or such earlier date upon which all transactions are completed or the plan is terminated	(2)

(1) This trading plan provides for the sale of up to (i) 151,868 shares of common stock underlying stock options and (ii) 64,738 shares of common stock underlying restricted stock units, net of shares withheld to cover taxes.

(2) This trading plan provides for the sale of up to 800,000 shares of common stock underlying stock options expiring in 2027.

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

10.1&
Employment Agreement, effective January 1, 2026, by and between BioCryst Pharmaceuticals, Inc. and Charles Gayer. Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed February 26, 2026.

10.2&
Employment Agreement, effective January 1, 2026, by and between BioCryst Pharmaceuticals, Inc. and Ron Dullinger. Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed February 26, 2026.

(10.3&)	Employment Agreement, effective April 6, 2026, by and between BioCryst Pharmaceuticals, Inc. and Sandeep Menon.

10.4†
Loan Agreement, dated as of January 23, 2026, by and among BioCryst Pharmaceuticals, Inc., as borrower, the guarantors from time to time party thereto, Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C., as the Blackstone representatives thereunder, the lenders from time to time party thereto and Wilmington Trust, National Association, as agent. Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K filed February 26, 2026.

10.5
Joinder Agreement, dated as of January 23, 2026, by and between Astria Therapeutics, Inc. and Wilmington Trust, National Association. Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K filed February 26, 2026.

10.6
Joinder Agreement, dated as of January 23, 2026, by and between Astria Securities Corporation and Wilmington Trust, National Association. Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K filed February 26, 2026.

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

(32.1)*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

( )	Filed herewith.
&	Management contract.
*
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2026.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Charles Gayer
Charles Gayer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Babar Ghias
Babar Ghias
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)