Form 10-Q
period 2026-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2026-08-05
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 255,535,105 shares of common stock outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the U.S. Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), navenibart, BCX17725, and our plans and anticipated timing regarding the same;
•our acquisition, development, and commercialization of best-in-class and first-in-class medicines;
•the timing and success of our commercialization of ORLADEYO in the United States and elsewhere and expectations regarding the commercial market for ORLADEYO, including the successful launch of the ORLADEYO oral pellet formulation;
•our ability to successfully transition to our new sole source specialty pharmacy for ORLADEYO shipments to patients;
•additional regulatory approvals, or milestones, royalties or profit from sales of our products by us or our partners;
•the implementation of our business model, strategic plans for our business, products, product candidates and technology, including the implementation and estimated timing of completion of the Birmingham Closure Plan (as defined below) and our expectations regarding our strategic shift to prioritize external innovation announced in June 2026;
•our ability to establish and maintain collaborations or out-license rights to our products and product candidates;
•plans, programs, progress and potential success of our collaborations, including, for example, with Torii Pharmaceutical Co., Ltd. (“Torii”) for ORLADEYO and Kaken Pharmaceutical, Co., Ltd. (“Kaken”) for navenibart in Japan, Neopharmed Gentili S.p.A., (“Neopharmed”) for ORLADEYO and navenibart in Europe, and Shionogi & Co., Ltd. (“Shionogi”) and Green Cross Corporation (“Green Cross”) for peramivir in their territories;
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
•The anticipated benefits and synergies of the Merger may not be realized, and risks associated with Astria’s (as defined below) business or product candidates could adversely affect our business, financial results and the market price of our common stock.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$154,972	$89,736
Restricted cash	479	201
Short-term investments	197,601	185,011
Trade receivables	110,757	106,818
Inventory, net	6,056	5,398
Prepaid expenses and other current assets	14,818	17,182
Total current assets	484,683	404,346
Long-term inventory, net	31,945	23,990
Property and equipment, net	9,058	8,783
Long-term investments	—	61,164
Right of use assets, net	12,608	10,203
Other assets	19,557	5,672
Total assets	$557,851	$514,158

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,459	$15,826
Accrued expenses	121,895	126,413
Share-based liability	16,360	13,743
Operating lease liabilities	1,912	317
Finance lease liabilities	1,092	1,312
Royalty financing obligations	43,808	38,455
Deferred revenue	12,320	—
Total current liabilities	208,846	196,066
Operating lease liabilities	10,603	8,571
Finance lease liabilities	849	1,441
Royalty financing obligations	382,981	427,233
Secured term loan	395,400	—
Deferred revenue	13,461	—
Total liabilities	1,012,140	633,311
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 255,265 at June 30, 2026 and 213,060 at December 31, 2025	2,553	2,131
Additional paid-in capital	1,693,282	1,384,857
Accumulated other comprehensive (loss) income	(528)	38
Accumulated deficit	(2,149,596)	(1,506,179)
Total stockholders’ deficit	(454,289)	(119,153)
Total liabilities and stockholders’ deficit	$557,851	$514,158
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$157,513	$162,430	$308,914	$306,217
License and other revenues	60,737	923	65,749	2,670
Total revenues	218,250	163,353	374,663	308,887

Expenses:
Cost of product sales	3,840	2,798	9,217	7,366
Acquired in-process research and development	—	—	697,761	—
Research and development	51,969	43,386	112,288	80,656
Selling, general and administrative	63,976	87,383	158,530	169,852
Total operating expenses	119,785	133,567	977,796	257,874
Income (loss) from operations	98,465	29,786	(603,133)	51,013

Other income (expense):
Interest income	2,434	2,516	4,690	5,540
Interest expense	(21,712)	(21,582)	(41,491)	(45,076)
Foreign currency gains (losses), net	27	(63)	(198)	(62)
Loss on extinguishment of debt	—	(4,171)	—	(4,171)
Other income (expense), net	260	—	(1,202)	—
Total other expense, net	(18,991)	(23,300)	(38,201)	(43,769)

Income (loss) before income taxes	79,474	6,486	(641,334)	7,244
Income tax expense	1,079	1,401	2,083	2,127
Net income (loss)	$78,395	$5,085	$(643,417)	$5,117

Other comprehensive (loss) income:
Foreign currency translation adjustment	(27)	702	(89)	1,068
Unrealized loss on available for sale investments	(133)	(188)	(477)	(343)
Total other comprehensive (loss) income	(160)	514	(566)	725
Net comprehensive income (loss)	$78,235	$5,599	$(643,983)	$5,842

Net income (loss) per common share: basic	$0.31	$0.02	$(2.59)	$0.02
Weighted average shares of common stock outstanding: basic	254,481	209,519	248,403	209,203
Net income (loss) per common share: diluted	$0.30	$0.02	$(2.59)	$0.02
Weighted average shares of common stock outstanding: diluted	265,165	219,886	248,403	217,574
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(643,417)	$5,117
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	974	660
Acquired in-process research and development expense	697,761	—
Amortization of assembled workforce	600	—
Inventory obsolescence	583	1,026
Stock-based compensation expense	30,719	42,672
Mark-to-market adjustment on share-based liability	3,331	—
Payment of Pharmakon paid-in-kind interest	—	(5,492)
Non-cash interest expense on royalty financing obligations	26,330	26,916
Amortization of debt issuance costs on term loans	352	1,003
Amortization of discount on investments, net	(166)	(2,533)
Loss on extinguishment of debt	—	4,171
Changes in operating assets and liabilities:
Increase in trade receivables	(1,959)	(21,295)
(Increase) decrease in inventory	(9,196)	568
Decrease in prepaid expenses and other assets	7,964	28
Decrease in royalty financing obligations	(26,788)	(36,921)
Decrease in accounts payable and accrued expenses	(55,330)	(2,135)
Increase in deferred revenue	10,793	—
Net cash provided by operating activities	42,551	13,785

Cash flows from investing activities:
Acquisitions of property and equipment	(612)	(322)
Purchases of investments	(135,635)	(78,103)
Sales and maturities of investments	246,931	134,647
Acquisition of Astria Therapeutics, Inc., net of cash acquired	(489,480)	—
Net cash (used in) provided by investing activities	(378,796)	56,222

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	25,682	5,811
Withholding taxes paid on stock-based awards	(4,879)	(2,217)
Common stock issued to directors in lieu of cash retainer	77	15
Proceeds from term loan	400,000	—
Payment of debt issuance costs on term loan	(4,952)	—
Repayment of Pharmakon term loan principal	—	(69,508)
Prepayment premium and fees on Pharmakon term loan	—	(2,250)
Principal payments on royalty financing obligations	(13,823)	(3,956)
Principal payments on finance lease liabilities	(706)	(1,052)
Net cash provided by (used in) financing activities	401,399	(73,157)

Effect of exchange rates on cash, cash equivalents and restricted cash	(107)	1,810
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	65,047	(1,340)

Less: net increase in cash and cash equivalents classified within current assets held for sale	—	(15,058)
Net increase (decrease) in cash, cash equivalents, and restricted cash	65,047	(16,398)

Cash, cash equivalents and restricted cash:
Beginning of period	91,337	106,323
End of period	$156,384	$89,925

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$154,972	$88,033
Restricted cash	479	492
Restricted cash in other assets	933	1,400
Total cash, cash equivalents and restricted cash	$156,384	$89,925

Supplemental cash flow disclosure:
Issuance of common stock for the acquisition of Astria Therapeutics, Inc.	$251,655	$—
Cash paid for interest	$14,374	$16,679
Cash paid for taxes	$3,058	$1,228
Taxes withheld on stock-based awards included in accrued expenses	$947	$343
Capitalized software costs included in accrued expenses	$566	$152
Purchases of property and equipment included in accounts payable	$100	$1,069
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2025	213,060	$2,131	$1,384,857	$38	$(1,506,179)	$(119,153)
Net loss	—	—	—	—	(721,812)	(721,812)
Other comprehensive loss	—	—	—	(406)	—	(406)
Exercise of stock options	3,279	33	18,333	—	—	18,366
Vesting of restricted stock units	190	2	(2)	—	—	—
Employee stock purchase plan sales	199	1	1,112	—	—	1,113
Issuance of shares to directors in lieu of cash retainer	4	—	33	—	—	33
Stock-based compensation expense	—	—	16,027	—	—	16,027
Remeasurement of share-based liability	—	—	(637)	—	—	(637)
Settlement of share-based liability	—	—	971	—	—	971
Issuance of common stock for the acquisition of Astria Therapeutics, Inc.	37,282	373	251,282	—	—	251,655
Balance at March 31, 2026	254,014	$2,540	$1,671,976	$(368)	$(2,227,991)	$(553,843)
Net income	—	—	—	—	78,395	78,395
Other comprehensive loss	—	—	—	(160)	—	(160)
Exercise of stock options	1,042	11	6,201	—	—	6,212
Vesting of restricted stock units	205	2	(2)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1)	—	(9)	—	—	(9)
Issuance of shares to directors in lieu of cash retainer	5	—	44	—	—	44
Stock-based compensation expense	—	—	14,692	—	—	14,692
Remeasurement of share-based liability	—	—	(43)	—	—	(43)
Settlement of share-based liability	—	—	423	—	—	423
Balance at June 30, 2026	255,265	$2,553	$1,693,282	$(528)	$(2,149,596)	$(454,289)
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
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at June 30, 2026 will be sufficient to fund its operations for at least the next 12 months. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the success of its business development efforts; the timing, scope and magnitude of its research and development and commercial expenses; and key regulatory and operational developments.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Astria Therapeutics Inc., which was acquired by the Company on January 23, 2026 (See “Note 2—Acquisition of Astria Therapeutics, Inc.”). All intercompany transactions and balances among the consolidated entities have been eliminated from the condensed consolidated financial statements. The Company operates and manages its business as one reportable and operating segment (see “Note 14—Segment Information”).
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
Sale of European ORLADEYO Business

On June 27, 2025, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with BioCryst Ireland Limited (“BioCryst Ireland”) and Neopharmed Gentili S.p.A., (“Neopharmed”). On October 1, 2025, the Company sold to Neopharmed all of its equity interests in BioCryst Ireland, which, together with its subsidiaries, holds certain assets, rights, and employees related to the European ORLADEYO business. The Company and BioCryst Ireland also amended and restated their existing intellectual property licence agreement, pursuant to which the Company is entitled to receive quarterly royalty payments from BioCryst Ireland equal to amounts owed under its Royalty Purchase Agreements with RPI and OMERS for the sale of ORLADEYO products in the Territory, as defined in the Stock Purchase Agreement (See “Note 7—Royalty Financing Obligations”). The condensed consolidated financial statements for the three and six months ended June 30, 2025 include the accounts of BioCryst Ireland, which was a wholly owned subsidiary of the Company prior to October 1, 2025. As of June 30, 2025, the assets and liabilities of BioCryst Ireland were classified as a disposal group held for sale in the Company’s condensed consolidated balance sheet.
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
Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes reserves for variable consideration such as (i) estimated government rebates, including Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves, representing the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contracts and statutory requirements, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of trade receivables if no payments are required of the Company or a current liability if a payment is required of the Company. Actual amounts of consideration may differ from the Company’s estimates. Any differences are recognized as adjustments to net product revenue and earnings in the period such variances become known.
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
Restricted Cash
Total restricted cash was $1,412 and $1,601 as of June 30, 2026 and December 31, 2025, respectively, and primarily consisted of $933 and $1,400 as of June 30, 2026 and December 31, 2025, respectively, for a letter of credit the Company is required to maintain associated with its Birmingham lease. The long-term portion of the letter of credit associated with the Birmingham lease of $933 and $1,400 as of June 30, 2026 and December 31, 2025, respectively, is reflected within other assets in the Condensed Consolidated Balance Sheets.
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
The Company classifies all of its investments as available-for-sale, which are reported at fair value at each condensed consolidated balance sheet date. The Company evaluates its securities in an unrealized loss position at the end of each reporting period to determine whether a credit loss exists. Credit-related impairments are recognized through an allowance for credit losses on the condensed consolidated balance sheet with a corresponding charge to earnings. Unrealized losses not attributable to credit-related factors and unrealized gains are recognized in accumulated other comprehensive (loss) income, net of applicable taxes.
Realized gains and losses are reflected in other expense, net in the Condensed Consolidated Statements of Comprehensive Income (Loss) and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the condensed consolidated balance sheet date are classified as current. Investments with a maturity beyond 12 months from the condensed consolidated balance sheet date are classified as long-term.
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
Assets measured at fair value on a recurring basis include cash equivalents and investments (See “Note 4—Fair Value Measurements and Investments”). The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Trade Receivables
The Company’s trade receivables represent amounts due from its customers and partners for product sales and from its license and collaboration agreements. Trade receivables are generally stated at the invoiced amount with standard payment terms that require payment within 30 to 90 days and do not bear interest.
The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Trade receivables are evaluated to determine if any allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written-off against the allowance.
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
The Company’s inventory is subject to expiration dating. At each condensed consolidated balance sheet date, the Company evaluates inventory for excess, obsolete, short-dated, unmarketable, or otherwise impaired items and records valuation reserves as necessary. Inventory is also subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. If certain batches or units of product do not meet quality specifications, the Company records a write-down of any potential unmarketable inventory to its estimated net realizable value with the resulting charge recorded as cost of product in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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
Cost of Product Sales
Cost of product sales includes the cost of inventory recognized as expense in connection with product revenue during the respective period, including costs associated with the acquisition and manufacture of inventory. Cost of product sales also includes inventory write-downs and excess or obsolete inventory charges, as well as other costs directly associated with the production of the Company’s commercial products.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent costs incurred to commercialize the Company’s products and support its operations. Sales and marketing expenses include personnel-related costs, activities supporting the commercialization and distribution of marketed products, market research, marketing, medical affairs, market access, and advertising costs.
General and administrative expenses include personnel-related costs and other expenses associated with quality, finance, human resources, information technology, legal, compliance, and other administrative functions, including transaction-related costs. All patent related costs are expensed to general and administrative expenses when incurred as recoverability of such expenditures is uncertain.
Leases
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of June 30, 2026. The Company determines whether a contract is, or contains, a lease at inception. The Company accounts for lease obligations in accordance with ASC Topic 842, Leases, which requires a lessee to recognize a right-of-use asset and a lease liability in its condensed consolidated balance sheet for most leases. For leases with an initial lease term of twelve months or less, the Company recognizes lease expense on a straight-line basis over the lease term. The Company does not separate non-lease components from lease components and instead accounts for them as a single lease component.

Certain of the Company’s leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities in the Condensed Consolidated Balance Sheets represent payments over the lease term, which include renewal options for certain real estate leases that the Company is reasonably certain to exercise. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis.
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
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the stock price volatility and the expected term. The Company utilizes the Black-Scholes option-pricing model or binomial lattice model to value its stock option awards. The Company reduces stock-based compensation expense for estimated forfeitures. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Debt
Costs directly associated with term loan borrowings are capitalized and netted against the corresponding debt liabilities in the Condensed Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method.
Royalty Financing Obligations
Royalty financing obligations are repaid through royalties based on net sales of ORLADEYO. Interest expense is recognized using the effective interest rate method over the estimated period during which each of the related liabilities will be paid. This requires the Company to estimate the total future royalty payments expected to be generated from product sales over the life of the each agreement. The Company reassesses the expected royalty payments each reporting period and accounts for any changes through adjustments to the effective interest rates on a prospective basis. The assumptions used in determining the expected repayment terms of the debt and amortization periods of the issuance costs require that the Company make estimates that could impact the carrying values of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. Significant changes in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
Income Taxes
The asset and liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, forecasts of future taxable income, the reversal of taxable temporary differences and available tax planning strategies.
The Company accounts for uncertain tax positions in accordance with U.S. GAAP and recognizes the financial statement effects of a tax position only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. The Company adjusts the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain tax positions. The Company recognizes interest and penalties related to income tax matters in income tax expense.
Foreign research and development costs are capitalized and amortized over a 15-year period in accordance with Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”). The amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year sixteen.
Certain countries in which the Company has operations have adopted legislation influenced by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two rules, including a minimum tax rate of 15%. It is uncertain whether the U.S. will enact legislation to adopt the OECD Pillar Two framework. While the Company is currently not within the scope of the rules, it is continuing to review and evaluate additional guidance released by the OECD, along with the pending legislative adoption by additional individual countries where the Company operates.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, expensing of domestic research costs, and amendments to the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, the Company recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. federal deferred tax assets, the legislation did not have a material impact on its condensed consolidated financial statements for the three and six months ended June 30, 2026.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of potentially dilutive common shares outstanding during the period, as determined using the treasury stock method. Potentially dilutive common shares include shares that the Company could be obligated to issue from its outstanding stock-based compensation awards. In periods of net loss, all potential common shares would be anti-dilutive and therefore are excluded from the calculation of diluted net income (loss) per share.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ deficit. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive (loss) income and recorded as other expense, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). There were no realized gains or losses reclassified out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025.
Significant Customers and Other Risks
Significant Customers
The Company’s primary source of revenue and cash flow is sales of ORLADEYO in the United States.
ORLADEYO is generally distributed through an arrangement with a single specialty pharmacy in the United States. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) who dispense product to patients. On August 5, 2026, the Company announced that it has engaged a new sole source specialty pharmacy for ORLADEYO shipments to patients.

For the three and six months ended June 30, 2026 and 2025, ORLADEYO and peramivir were distributed through the same specialty pharmacy in the United States. Product revenue where this specialty pharmacy was considered the customer was approximately 97% and 95% of total product sales for the three and six months ended June 30, 2026, respectively. Product revenue where this specialty pharmacy was considered the customer was approximately 86% and 85% of total product sales for the three and six months ended June 30, 2025, respectively.
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
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software, eliminating references to project stages and clarifying the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-06 as of January 1, 2026. The adoption of this standard did not have a material effect on the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Comprehensive Income (Loss), or Condensed Consolidated Statement of Cash Flows.
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities, on an annual and interim basis, to provide disaggregated disclosure of certain income statement expenses into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its disclosures. The Company does not expect the adoption of ASU 2024-03 to have a material effect on its Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Comprehensive Income (Loss), or Condensed Consolidated Statement of Cash Flows.
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
The entire amount allocated to the IPR&D – navenibart asset was expensed in accordance with ASC Topic 730, Research and Development. Of the total value ascribed to the IPR&D – navenibart asset, $7,506 related to direct transaction costs incurred prior to the transaction close and were recorded in selling, general and administrative expense in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2025. The remaining value ascribed to the IPR&D – navenibart asset of $697,761 was recognized in acquired in-process research and development in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2026. The amount allocated to the assembled workforce was amortized over two months to reflect the estimated benefit derived from that asset which resulted in amortization expense of $600 being recognized in research and development expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2026.
Astria Stock Options
In connection with the Merger, the vesting of outstanding in-the-money Astria stock options was accelerated and the options were cancelled in exchange for a cash payment equal to the product of the difference between $13.00 and the option’s exercise price and the number of shares underlying the option, for total consideration of $43,403. Options with an exercise price equal to or exceeding $13.00 were cancelled for no consideration. The total consideration was allocated between the portion attributable to pre‑combination service, not to exceed the fair value of the underlying options, and the portion attributable to post‑combination service. The amount attributable to pre‑combination service was measured based on the fair value of the options immediately prior to cash settlement, totaling $14,274, and was included in the total purchase price as cash consideration. The remaining $29,129 was attributable to post-combination service, of which $10,709 was recognized in research and development expense and $18,420 was recognized in selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2026.
Separation Costs
Concurrent with the Closing Date, the Company entered into separation agreements with certain Astria employees. The Company recognized $11,927 of costs associated with the separation agreements during the six months ended June 30, 2026, of which $3,954 was recognized in research and development expense and $7,973 was recognized in selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive (Loss) Income for the six months ended June 30, 2026. The following table summarizes the accrued liability activity recorded in connection with the separation agreements for the six months ended June 30, 2026:

Balance at December 31, 2025	$—
Workforce reduction expense recorded during the three months ended March 31, 2026	11,927
Amounts paid during the three months ended March 31, 2026	(2,871)
Balance at March 31, 2026	$9,056
Amounts paid during the three months ended June 30, 2026	(3,900)
Balance at June 30, 2026	$5,156
The Company does not expect to incur any additional significant costs related to the separation agreements. The remaining unpaid costs are expected to be disbursed by September 30, 2027.
Note 3 — Revenue
The Company recorded the following revenues for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ORLADEYO	$158,202	$156,837	$306,549	$291,080
License and other revenues	60,048	6,516	68,114	17,807
Total revenues	$218,250	$163,353	$374,663	$308,887

ORLADEYO revenue includes product sales and royalties. License and other revenues includes revenue recognized related to the Kaken License Agreement and Neopharmed License Agreement (see “Note 12—Collaborative and Other Relationships”), quarterly royalty payments from BioCryst Ireland Limited (see “Note 1—Significant Accounting Policies and Concentrations of Risk”), and product sales and royalty revenue related to peramivir.
Revenues from customers in the U.S. represented approximately 97% and 96% of ORLADEYO revenues for the three and six months ended June 30, 2026, respectively. Revenues from customers in the U.S. represented approximately 89% of ORLADEYO revenues for the three and six months ended June 30, 2025.

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
Assets measured at fair value on a recurring basis were as follows:

	June 30, 2026
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$57,306	$—	$—	$57,306
Obligations of U.S. Government and its Agencies	—	20,942	—	20,942
Total cash equivalents	57,306	20,942	—	78,248
Available-for-sale investments:
Obligations of U.S. Government and its Agencies	—	197,601	—	197,601
Total available-for-sale investments	—	197,601	—	197,601
Total assets measured at fair value	$57,306	$218,543	$—	$275,849

	December 31, 2025
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$35,800	$—	$—	$35,800
Total cash equivalents	35,800	—	—	35,800
Available-for-sale investments:
Obligations of U.S. Government and its Agencies	—	246,175	—	246,175
Total available-for-sale investments	—	246,175	—	246,175
Total assets measured at fair value	$35,800	$246,175	$—	$281,975

Investments
The following tables summarize the fair value of the Company’s investments by type:

	June 30, 2026
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$197,381	$447	$—	$(227)	$197,601
Total investments	$197,381	$447	$—	$(227)	$197,601

	December 31, 2025
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$244,455	$1,491	$234	$(5)	$246,175
Total investments	$244,455	$1,491	$234	$(5)	$246,175
The Company’s investments consist of fixed income securities whose valuations are based on observable direct and indirect inputs, primarily quoted prices of similar, but not identical, instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. These fair values are obtained from independent pricing services.
As of June 30, 2026, the Company had 25 securities with a total estimated fair value of $185,122 in an unrealized loss position. The unrealized losses were primarily attributable to changes in market interest rates and not to deterioration in the credit quality of the issuers. The Company does not have an intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.
The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Maturing in one year or less	$197,601	$185,011
Maturing after one year through two years	—	61,164
Total investments	$197,601	$246,175
Note 5 — Trade Receivables
At June 30, 2026 and December 31, 2025, the Company’s trade receivables from product sales of ORLADEYO and peramivir and license and other revenues consisted of the following:

	June 30, 2026	December 31, 2025
ORLADEYO	$104,463	$92,351
Peramivir	110	10,491
License and other revenues	6,184	3,976
Total trade receivables	$110,757	$106,818

Note 6 — Inventory
At June 30, 2026 and December 31, 2025, the Company’s inventory related to ORLADEYO and peramivir consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$7,852	$9,997
Work-in-process	25,273	12,891
Finished goods	6,043	7,275
Total inventory	39,168	30,163
Reserves	(1,167)	(775)
Total inventory, net	$38,001	$29,388
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
Under the 2020 RPI Royalty Purchase Agreement, the Company is required to make royalty payments of amounts owed to RPI each calendar quarter following the first commercial sale of ORLADEYO in any country. Under the 2021 RPI Royalty Purchase Agreement, the Company is required to make payments to RPI in respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2021. Under the OMERS Royalty Purchase Agreement, the Company is required to make payments to OMERS in respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2023. OMERS will no longer be entitled to receive any payments on the date in which aggregate payments actually received by OMERS equals 155.0% of the $150,000 purchase price. As of June 30, 2026, cumulative royalties paid and payable under the OMERS Royalty Purchase Agreement were $120,694.
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
In connection with the Stock Purchase Agreement, RPI and OMERS provided their written consent of the consummation of the sale of the Company’s European ORLADEYO business. Concurrent with the closing of the transaction on October 1, 2025, Neopharmed paid a $15,000 royalty release fee to RPI on behalf of the Company and the Company paid a $500 royalty release fee to OMERS. The payments were accounted for as a debt modification and the royalty release fees, totaling $15,500, were capitalized as a reduction to royalty financing obligations and are being amortized as interest expense over the terms of the arrangements using the effective interest rate method. In accordance with the Stock Purchase Agreement, the Company receives quarterly royalty payments from BioCryst Ireland equal to amounts owed under its Royalty Purchase Agreements with RPI and OMERS for the sale of ORLADEYO products in the Territory. During the three and six months ended June 30, 2026, the Company recognized $2,873 and $5,889, respectively, in license and other revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss) related to the quarterly royalty payments from BioCryst Ireland.
The cash consideration obtained pursuant to the Royalty Purchase Agreements was recorded in royalty financing obligations in the Company’s Condensed Consolidated Balance Sheets. Deferred financing costs, which consisted primarily of advisory and legal fees, were capitalized as a reduction to royalty financing obligations and are amortized using the effective interest method over the terms of the arrangements. At inception, the royalty financing obligations were measured at fair value based on the Company’s estimates of future royalties expected to be paid to the counterparties over the terms of the arrangements. The Company subsequently records the obligations using the effective interest method. As of June 30, 2026 and December 31, 2025, the carrying values of the royalty financing obligations approximated their fair values and were measured based on the Company’s current estimates of future payments to RPI and OMERS over the lives of the arrangements, which are considered Level 3 inputs. The Company utilizes the prospective method to account for changes in estimated future royalty payments. Under the prospective method, revised estimates of future cash flows result in the determination of new effective interest rates that equate the present value of the revised estimated remaining cash flows with the carrying amounts of the royalty financing obligations. The revised effective interest rate is used prospectively to recognize interest expense for the remaining periods.
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
The following table shows the royalty financing obligations activity for the three and six months ended June 30, 2026, as well as the effective interest rate as of June 30, 2026:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2025	$169,559	$172,671	$123,458	$465,688
Non-cash interest expense on royalty financing obligations	10,111	—	3,183	13,294
Royalty revenues payable	(14,132)	(1,220)	(16,132)	(31,484)
Balance as of March 31, 2026	$165,538	$171,451	$110,509	$447,498
Non-cash interest expense on royalty financing obligations	10,159	—	2,877	13,036
Royalty revenues paid and payable	(15,148)	(1,309)	(17,288)	(33,745)
Balance as of June 30, 2026	$160,549	$170,142	$96,098	$426,789

Effective interest rate	24.0%	—%	10.3%
Cash paid for interest on the royalty financing obligations was $18,318 and $26,788 for the three and six months ended June 30, 2026, respectively. Cash paid for interest on the royalty financing obligations was $22,372 and $36,921 for the three and six months ended June 30, 2025, respectively.
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
The Company’s obligations under the Blackstone Loan Agreement are secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets, subject to certain exceptions.
As of June 30, 2026, the Company had total borrowings of $400,000 under the Blackstone Loan Agreement. Interest expense accrued on the Term Loans for the three and six months ended June 30, 2026 totaled $8,291 and $14,465, respectively, of which $6,083 and $8,291 was paid at the end of each quarterly period, respectively, and $91 was included in accrued expenses in the Condensed Consolidated Balance Sheet as of June 30, 2026.
Debt fees and issuance costs incurred for the Term Loans under the Blackstone Loan Agreement totaled $4,952 and are being amortized as interest expense using the effective interest rate method over the remaining term of the Term Loans. Deferred financing amortization of $203 and $352 was recognized for the three and six months ended June 30, 2026, respectively.
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
The Tranche A Loan accrued interest at an effective interest rate of 12.29% for the three months ended June 30, 2025. Interest expense on the Tranche A Loan for the three and six months ended June 30, 2025 was $7,526 and $16,679, respectively, all of which was paid at the end of each quarterly period. Deferred financing amortization for the three and six months ended June 30, 2025 was $459 and $1,003, respectively.
On April 18, 2025, the Company made a $75,000 partial prepayment on the outstanding principal amount under the Tranche A Loan. In conjunction with the partial prepayment, the Company incurred a $2,250 prepayment premium and paid $424 of interest accrued through the payment date. Additionally, unamortized deferred financing costs of $1,921 associated with the Tranche A Loan were written-off at the time of repayment. Collectively, the prepayment and unamortized deferred financing costs totaled $4,171 and were reflected as a one-time loss on extinguishment of debt in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025.
The Company paid off in full the remainder of the outstanding principal balance on the Tranche A Loan of $248,704 as of June 30, 2025 in two separate prepayments in the third and fourth quarters of 2025.
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
Lease expense under operating and finance leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$781	$526	$1,487	$1,070
Finance lease expense:
Amortization of right of use assets	$366	$554	$743	$1,092
Interest on lease liabilities	55	90	119	184
Total finance lease expense	$421	$644	$862	$1,276
Other supplemental information related to leases was as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	7.0 years	9.4 years
Finance leases	2.0 years	2.3 years
Weighted average discount rate:
Operating leases	10.10%	10.70%
Finance leases	9.95%	9.77%
Maturities of lease liabilities as of June 30, 2026 are as follows:

	Operating Leases	Finance Leases
2026 (remaining)	$1,483	$666
2027	3,102	991
2028	3,037	458
2029	1,538	25
2030	1,590	—
Thereafter	7,434	—
Total lease payments	18,184	2,140
Less imputed interest	(5,669)	(199)
Total	$12,515	$1,941

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$119	$184
Operating cash flows for operating leases	$1,183	$903

Operating lease assets obtained in exchange for operating lease liabilities	$4,198	$280
Finance lease assets obtained in exchange for finance lease liabilities	$—	$844
Non-cash increase to operating lease assets due to remeasurement of operating lease liabilities	$—	$786
Non-cash decrease to finance lease assets due to remeasurement of finance lease liabilities	$(175)	$—
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
Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows:

	June 30, 2026	December 31, 2025
Shares reserved for exercises of outstanding stock options	36,916	43,344
Shares reserved for vesting of restricted stock units	12,403	12,166
Shares reserved for future issuance under the Stock Incentive Plan	15,759	6,852
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,020	1,460
Shares reserved for future issuance under the Employee Stock Purchase Plan	4,475	4,674
Total shares reserved for future issuance	70,573	68,496
Note 11 — Stock-Based Compensation
As of June 30, 2026, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 20, 2026 and approved by the Company’s stockholders on June 11, 2026. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Incentive Plan	$13,123	$19,377	$27,624	$38,609
Inducement Plan	1,434	1,741	2,801	3,673
ESPP	135	186	294	390
Total stock-based compensation expense	$14,692	$21,304	$30,719	$42,672
Extension of Exercise Period
In December 2025, the Company extended the post-termination exercise period of certain vested stock option awards at the time of retirement for certain individuals to the original expiration date of the option awards. The Company considered this to be a modification of existing awards under ASC Topic 718, Compensation - Stock Compensation (“Topic 718”) and determined the incremental fair value associated with the modification using a binomial lattice model. In connection with the modification, the Company recognized incremental stock-based compensation expense of $2,848 and $6,432 during the three and six months ended June 30, 2026, respectively.
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
The liability for the modified awards is remeasured to fair value each reporting period. The options are valued using a Black-Scholes option pricing model which incorporates significant unobservable inputs. This remeasurement resulted in the recognition of a loss of $524 and $3,331 in other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, respectively, and a $43 and $680 decrease to additional paid-in capital during the three and six months ended June 30, 2026, respectively.
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Condensed Consolidated Balance Sheets using Level 3 inputs:

Balance at December 31, 2025	$13,743
Remeasurement of share-based liability	3,444
Options exercised	(971)
Balance at March 31, 2026	$16,216
Remeasurement of share-based liability	567
Options exercised	(423)
Balance at June 30, 2026	$16,360
Stock Incentive Plan
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	38,664	$7.83
Granted	776	8.99
Exercised	(3,294)	5.83		$10,349
Cancelled or Forfeited	(2,691)	10.16
Outstanding at June 30, 2026	33,455	$7.87	5.96	$80,236
Exercisable at June 30, 2026	21,351	$8.06	4.77	$49,742
The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	11,141	$7.40
Granted	530	8.29
Vested	(270)	9.56
Forfeited	(530)	7.18
Unvested at June 30, 2026	10,871	$7.40
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the six months ended June 30, 2026 and 2025 was $8.29 and $9.55, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
Inducement Equity Incentive Plan
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	4,680	$8.33
Granted	319	7.13
Exercised	(1,027)	5.23		$3,840
Cancelled or Forfeited	(511)	12.78
Outstanding at June 30, 2026	3,461	$8.49	5.78	$9,669
Exercisable at June 30, 2026	2,294	$8.73	5.07	$6,864

The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	1,025	$8.17
Granted	719	7.75
Vested	(125)	9.30
Forfeited	(87)	7.57
Unvested at June 30, 2026	1,532	$7.91
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the six months ended June 30, 2026 and 2025 was $7.75 and $8.58, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
Note 12 — Collaborative and Other Relationships
Navenibart
Kaken Pharmaceutical, Co., Ltd. (“Kaken”)
On August 6, 2025, Astria, which became a wholly owned subsidiary of the Company on January 23, 2026 (see “Note 2—Acquisition of Astria Therapeutics, Inc.”), entered into a license agreement with Kaken (the “Kaken License Agreement”), granting Kaken an exclusive license to develop, package, and commercialize navenibart (the “Navenibart Licensed Product in Japan”) for the prevention of HAE attacks in Japan. The Kaken License Agreement included an upfront payment of $16,000, potential commercialization and sales milestone payments of $16,000, and tiered royalties ranging from 15% to 30% of annual net sales of the Navenibart Licensed Product in Japan. Under the terms of the Kaken License Agreement, Kaken will also provide support for the Phase 3 trial in Japan, is responsible for regulatory submissions in Japan, and will provide reimbursement for a portion of the costs associated with the navenibart Phase 3 program.
In accordance with Topic 606, two performance obligations were identified under the Kaken License Agreement: (i) the performance of research and development services and (ii) the delivery of the license. The Company re-evaluates the transaction price at the end of each reporting period and adjusts the estimate as changes in circumstances occur. As of June 30, 2026, the estimated transaction price was determined to be approximately $18,268, consisting of fixed consideration of $16,000 related to the upfront payment and variable consideration of $2,268 related to the estimated reimbursement of research and development services. Variable consideration is estimated each reporting period using the expected value method based on the most current forecasts. Potential milestone payments and sales-based royalties were excluded from the transaction price as they were constrained and will be recognized if and when the related milestones or sales occur.
As of June 30, 2026, the Company allocated $15,868 of the transaction price to the research and development services and the remaining $2,400 was allocated to delivery of the license. The fixed consideration was allocated to the performance obligations based on their relative standalone selling prices. The variable consideration was allocated to the performance obligation to which it is determined to be related, which is the reimbursement of research and development services to be incurred.
Revenue allocated to the research and development services is recognized over time using an input method based on costs incurred. Revenue allocated to the license will be recognized at the point in time at which control of the Navenibart Licensed Product in Japan is transferred to Kaken. During the three and six months ended June 30, 2026, the Company recognized $1,255 and $2,454 of revenue related to the Kaken License Agreement, respectively, in license and other revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2026, the deferred revenue related to the upfront payment and cost-sharing reimbursements was $11,510, of which $4,851 is classified as current and $6,659 is classified as non-current in the Condensed Consolidated Balance Sheet.

Neopharmed
On May 4, 2026, the Company announced that it entered into a license agreement with an Irish affiliate of Neopharmed (the “Neopharmed License Agreement”) granting Neopharmed exclusive rights to commercialize navenibart for the prevention of HAE attacks in specified territories in Europe (the “Navenibart Licensed Product in Europe”). The Neopharmed License Agreement included an upfront payment of $70,000, potential regulatory and sales milestone payments of $275,000, and tiered royalties ranging from 18% to 30% of annual net sales of the Navenibart Licensed Product in Europe.
In accordance with Topic 606, two performance obligations were identified under the Neopharmed License Agreement: (i) the delivery of the license and (ii) the performance of research and development services. The Company re-evaluates the transaction price at the end of each reporting period and adjusts the estimate as changes in circumstances occur. As of June 30, 2026, the estimated transaction price was determined to be $70,000, consisting of the upfront payment. Potential milestone payments and sales-based royalties were excluded from the transaction price as they were fully constrained and will be recognized if and when the related milestones or sales occur.
The Company allocated $54,513 of the transaction price to the delivery of the license and the remaining $15,487 was allocated to the research and development services. The transaction price was allocated to the performance obligations based on their relative standalone selling prices.
Revenue allocated to the license was recognized upon execution of the Neopharmed License Agreement, when control of the Navenibart Licensed Product in Europe transferred to Neopharmed. Revenue allocated to the research and development services is recognized over time using an input method based on costs incurred. During the three and six months ended June 30, 2026, the Company recognized $55,729 of revenue, comprised of $54,513 related to the delivery of the license and $1,216 related to the performance of research and development services in license and other revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2026, the deferred revenue related to the upfront payment was $14,271, of which $7,469 is classified as current and $6,802 is classified as non-current in the Condensed Consolidated Balance Sheet.
Note 13 — Workforce Reduction
In December 2025, the Company had a workforce reduction. The majority of the impacted employees had termination dates in December 2025, and certain employees exited in the first quarter of 2026. The Company notified all impacted employees in December 2025.
In accordance with ASC Topic 712, Nonretirement Postemployment Benefits, and ASC Topic 420, Exit or Disposal Costs, the Company recognized $6,314 of costs related to the workforce reduction during the year ended December 31, 2025. As of June 30, 2026, $6,250 of the costs were paid and the remaining $64 are included within accrued expenses in the Condensed Consolidated Balance Sheet.
The following table summarizes the accrued liability activity recorded in connection with the workforce reduction for the six months ended June 30, 2026:

Balance at December 31, 2025	$5,478
Amounts paid during the three months ended March 31, 2026	(4,882)
Balance at March 31, 2026	$596
Amounts paid during the three months ended June 30, 2026	(532)
Balance at June 30, 2026	$64
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
The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss). This measure is used to monitor budget versus actual results to evaluate the performance of the segment. The CODM uses consolidated cash, cash equivalents and investments as the measure of segment assets. As of June 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents, and investments were $352,573 and $335,911, respectively.
The following table illustrates information about segment revenues, significant segment expenses, and segment net income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$218,250	$163,353	$374,663	$308,887

Less[1]:
Cost of product sales	3,840	2,798	9,217	7,366
Acquired in-process research and development	—	—	697,761	—
Research and development (excluding stock-based compensation)
Navenibart	17,328	—	27,069	—
BCX17725	5,240	3,316	7,147	5,772
Berotralstat	1,611	4,766	3,407	6,640
Avoralstat	351	3,305	1,244	5,784
STAR-0310	91	—	774	—
Research, discovery and preclinical programs	3,441	3,560	7,411	6,604
Compensation and related personnel costs	11,390	12,369	38,481	24,712
Other non-program specific and indirect costs	7,044	6,743	14,463	13,289
Sales and marketing (excluding stock-based compensation)	33,947	45,589	76,900	93,259
General and administrative (excluding stock-based compensation)	20,810	29,817	63,203	51,776
Stock-based compensation	14,692	21,304	30,719	42,672
Interest income	(2,434)	(2,516)	(4,690)	(5,540)
Interest expense	21,712	21,582	41,491	45,076
Foreign currency (gains) losses	(27)	63	198	62
Loss on extinguishment of debt	—	4,171	—	4,171
Other (income) expense, net	(260)	—	1,202	—
Income tax expense	1,079	1,401	2,083	2,127
Consolidated net income (loss)	$78,395	$5,085	$(643,417)	$5,117
[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see “Note 3—Revenue”.
Note 15 — Commitments and Contingencies
Abbreviated New Drug Application
In January 2025, the Company received a Paragraph IV notice of certification (the “First Notice Letter”) from Annora Pharma Private Limited (“Annora”) regarding U.S. Patent Nos. 10,662,160; 11,117,867; and 11,618,733. In January 2026, the Company received an additional Paragraph IV notice of certification (the “Second Notice Letter” and, together with the First Notice Letter, the “Notice Letters”) from Annora regarding U.S. Patent No. 12,344,585. The Notice Letters advise that Annora has submitted an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug

Administration (“FDA”) seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of four patents listed in the FDA’s Orange Book: U.S. Patent Nos. 10,662,160; 11,117,867; 11,618,733; and 12,344,585 (the “Challenged Patents”). The Notice Letters allege that the Challenged Patents, which expire in May 2040, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Annora’s ANDA. The Notice Letters do not challenge the following six ORLADEYO Orange Book patents that expire in 2035: U.S. Patent Nos. 10,125,102; 10,329,260; 10,689,346; 11,230,530; 11,708,333; and 12,116,346.
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
Other Arrangements
The Company has collaborative, licensing, and research and development services agreements in place for which it could be obligated to make payments upon certain developmental, regulatory, or commercial milestones, and future royalty payments, which would be reflected in the financial statements upon the occurrence of such contingent events. Except as disclosed in “Note 12—Collaborative and Other Relationships”, there have been no changes to material arrangements during the six months ended June 30, 2026 as compared to those disclosed in “Note 16—Collaborative and Other Relationships” to the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2025.
Note 16 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$78,395	$5,085	$(643,417)	$5,117
Denominator:
Weighted average shares of common stock outstanding: basic	254,481	209,519	248,403	209,203
Net income (loss) per common share: basic	$0.31	$0.02	$(2.59)	$0.02
Effect of dilutive securities:
Stock options to purchase common stock	5,227	6,360	—	5,380
Unvested restricted stock unit awards	5,412	3,973	—	2,966
Shares issuable under the employee stock purchase plan	45	34	—	25
Dilutive potential common shares	10,684	10,367	—	8,371
Weighted average shares of common stock outstanding: diluted	265,165	219,886	248,403	217,574
Net income (loss) per common share: diluted	$0.30	$0.02	$(2.59)	$0.02
For the three months ended June 30, 2026 and three and six months ended June 30, 2025, the dilutive effect of outstanding stock options, restricted stock unit awards, and shares issuable under the employee stock purchase plan was calculated using the treasury method, whereby all such awards are assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options, restricted stock units and shares issuable under the employee stock purchase plan, were assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding. The following table summarizes potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders as they were anti-dilutive for the three months ended June 30, 2026 and three and six months ended June 30, 2025:

	As of June 30,
	2026	2025
Outstanding stock options	18,593	21,790
Unvested restricted stock unit awards	353	248
Total	18,946	22,038
For the six months ended June 30, 2026, during which the Company recorded a net loss, all potentially dilutive securities, including outstanding stock options and restricted stock unit awards, were excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For this period, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same.
Note 17 — Subsequent Events
On June 29, 2026, the Company announced its plan to discontinue the Company’s internal discovery programs and close its Discovery Center of Excellence facility in Birmingham, Alabama (the “Birmingham Closure Plan”). In connection with the Birmingham Closure Plan, the Company estimates that it will incur approximately $7,200 in one-time expenses in connection with employee termination benefits and severance. The Company notified all impacted employees in August 2026, and the majority of the impacted employees have planned termination dates in 2026, with certain employees exiting in the first quarter of 2027.

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
Overview
We are a global biotechnology company focused on developing and commercializing medicines for hereditary angioedema (“HAE”) and other rare diseases, driven by our deep commitment to improving the lives of people living with these conditions. We have built a robust commercial infrastructure to support the successful commercialization of ORLADEYO, an oral, once-daily therapy discovered and developed internally for the prevention of HAE attacks. Our business strategy includes leveraging this established commercial platform to successfully commercialize a pipeline of potential first-in-class or best-in-class oral small-molecule and injectable protein therapeutics targeting a range of rare diseases. In June 2026, we announced that we would discontinue our internal discovery programs and close our Discovery Center of Excellence facility in Birmingham, Alabama. We plan to focus on identifying and advancing high-value opportunities through external innovation, rigorous scientific evaluation, and disciplined capital allocation. By utilizing our existing commercial capabilities and focusing on rare disease markets, we believe that we can most effectively optimize our costs and strategically allocate resources to support long-term, sustainable growth.
Products and Product Candidates
ORLADEYO® (berotralstat)
ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of HAE attacks. A capsule formulation of ORLADEYO is approved in the United States and other global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older. In addition, in December 2025, the U.S. Food and Drug Administration (“FDA”) approved an oral pellet formulation of once-daily ORLADEYO for prophylactic therapy in pediatric patients with HAE aged 2 to <12 years.
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
Revenue from sales of ORLADEYO for the three and six months ended June 30, 2026 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including, but not limited to, the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, our pricing strategy, and market trends. We monitor and analyze this data on an ongoing basis as we continue to commercialize ORLADEYO and adjust our forecasts accordingly. In addition, on May 6, 2026, we announced that we identified a manufacturing issue that delayed the initial product fulfillment of the oral pellet formulation of ORLADEYO. On June 29, 2026, we announced that the issue was resolved, and the week of August 3, 2026, we began shipping the ORLADEYO oral pellets in the United States to pediatric patients with HAE aged 2 to <12 years.
Navenibart (STAR-0215)
On January 23, 2026, we completed the previously announced merger (the “Merger”) with Astria Therapeutics, Inc. (“Astria”). Pursuant to the Merger, we acquired Astria’s lead product candidate navenibart, an injectable monoclonal antibody designed to inhibit plasma kallikrein for the prevention of HAE attacks. Navenibart is currently in Phase 3 clinical development, and the FDA has granted Fast Track and Orphan Drug designations to navenibart for the treatment of HAE. The goal for navenibart is to develop an injectable prophylactic therapy with potential best-in-class dosing every 3- or 6-months, which could offer significant improvements over existing injectable options and address key unmet needs in the HAE patient community.

BCX17725 (Netherton syndrome)
BCX17725 is a potent and selective investigational protein therapeutic KLK5 inhibitor, currently in Phase 1 clinical development, and designed to provide best-in-class, potentially disease-modifying, treatment for people with Netherton syndrome. Netherton syndrome is a serious, rare, lifelong genetic disorder causing disruption of the skin barrier with premature separation of the skin layers, chronic inflammation and vulnerability to serious infections, caused by lack of normal function of a natural inhibitor of KLK5. People with Netherton syndrome often have itchy, red, scaly, inflamed skin, fragile hair, and are more likely to develop severe food allergies, asthma and eczema. Netherton syndrome can be life-threatening, especially during infancy when patients are vulnerable to dehydration and recurrent infections. Currently, there are no approved treatments that target the underlying cause of Netherton syndrome. BCX17725 is designed to replace missing functions of the natural KLK5 inhibitor, which could restore the normal skin barrier and result in improved skin function, including protection from severe inflammatory and infectious complications of the disease.
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
Our operating expenses are also difficult to predict and depend primarily on research and development activities, including clinical research activities, and the ongoing requirements of our development programs, as well as the costs of commercialization, drug manufacturing, direction from regulatory agencies and the factors discussed in the “Risk Factors” section in Part II, Item 1A of this report. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments. In addition, in June 2026, we announced the Birmingham Closure Plan (as defined below). While we expect costs associated with the Birmingham Closure Plan to include costs related to contract termination, lease termination, employee termination benefits and severance, among other costs, management’s analysis of the Birmingham Closure Plan’s execution and related impact is still ongoing.
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
Recent Developments

ORLADEYO (berotralstat)

In May 2026, we presented new real-world evidence underscoring the ongoing burden of pediatric HAE, with studies highlighting the significant healthcare and quality-of-life burden associated with HAE in pediatric patients and their caregivers. In addition, on June 12, 2026, we announced that new clinical data and real-world evidence demonstrated that treatment with ORLADEYO was associated with consistent reductions in HAE attack burden and healthcare utilization across diverse patient populations.

We announced on August 5, 2026 that initial product shipments of ORLADEYO oral pellets to pediatric patients began the week of August 3, marking a new paradigm in the treatment of HAE in pediatrics. In addition, to support the growing scale of ORLADEYO across both adults and pediatrics, we have engaged a new commercial pharmacy partner for ORLADEYO to serve as our sole source specialty pharmacy for ORLADEYO shipments to patients in the United States beginning in the third quarter of 2026.

Navenibart (STAR-0215)

On May 4, 2026, we announced that we entered into a licensing agreement granting an Irish affiliate of Neopharmed Gentili S.p.A. (“Neopharmed”) exclusive rights to commercialize navenibart for HAE in Europe (the “Neopharmed License Agreement”). We received upfront consideration of $70.0 million and will be eligible to receive up to $275.0 million in future regulatory and sales milestone payments. We will also receive tiered royalties on net sales ranging from 18% to 30%. Navenibart is an investigational product that has not yet received regulatory approval in the United States or Europe.

On May 6, 2026, we announced that patient enrollment in ALPHA-ORBIT, the ongoing pivotal study of navenibart for the prophylaxis of HAE, was on track to be completed by the end of June 2026. On June 29, 2026, we announced that enrollment was completed in June 2026, putting navenibart on track to potentially be the first HAE therapy to have both 3- and 6-month dosing with efficacy evaluated through 12 months.

On June 12, 2026, we announced that a post-hoc analysis of the Phase 1b/2 multicenter, dose-ranging, open-label ALPHA-STAR study of navenibart demonstrated that investigational navenibart consistently reduced HAE attack rates across patient subgroups, supporting the ongoing Phase 3 evaluation of navenibart as a potential long-acting therapeutic option for the broad HAE population.

BCX17725 (Netherton syndrome)

On May 6, 2026, we announced that we have begun dosing in Part 4 of the Phase 1 trial of BCX17725 for the treatment of Netherton syndrome, which will enroll up to 12 patients for three months.

Birmingham Closure Plan

On June 25, 2026, our Board of Directors approved a plan to discontinue our internal discovery programs and close the Discovery Center of Excellence facility in Birmingham, Alabama (the “Birmingham Closure Plan”). The Birmingham Closure Plan was approved as part of the ongoing strategic evolution to strengthen our rare disease pipeline, following a comprehensive strategic review and scientific diligence of our research capabilities, programs and priorities. The implementation of the Birmingham Closure Plan is expected to be substantially complete by the end of 2026.
Results of Operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
Revenues
The following table summarizes our revenues for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
ORLADEYO	$158,202	$143,527
European ORLADEYO business	—	13,310
Total ORLADEYO	158,202	156,837
License and other revenues	60,048	6,516
Total revenues	$218,250	$163,353

The $54.9 million increase in total revenues for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by:
•$53.5 million increase in license and other revenues primarily attributable to the recognition of $55.7 million of revenue related to the Neopharmed License Agreement (see “Note 12—Collaborative and Other Relationships” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information on this agreement), partially offset by a $6.2 million decrease in direct sales of peramivir primarily due to lower direct sales of peramivir to the U.S. Department of Health and Human Services (“HHS”) following the expiration of the initial 12‑month base ordering period in September 2025, after which no additional ordering periods were exercised; and
•$14.7 million increase in ORLADEYO revenue, excluding revenues associated with our European ORLADEYO business, primarily due to a net price increase and an increase in volume of direct sales of ORLADEYO due to continued strong market dynamics; partially offset by:
•$13.3 million decrease in revenues associated with our European ORLADEYO business due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
The following table summarizes our revenues for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
ORLADEYO	$306,549	$266,234
European ORLADEYO business	—	24,846
Total ORLADEYO	306,549	291,080
License and other revenues	68,114	17,807
Total revenues	$374,663	$308,887
The $65.8 million increase in total revenues for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by the following:
•$50.3 million increase in license and other revenues primarily attributable to:
◦$55.7 million increase due to the recognition of revenue related to the Neopharmed License Agreement;
◦$5.9 million increase due to revenue related to quarterly royalty payments from BioCryst Ireland Limited; and
◦$2.5 million increase due to the recognition of revenue related to the Kaken License Agreement (see “Note 12—Collaborative and Other Relationships” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information on this agreement); partially offset by:
◦$13.2 million decrease in direct sales of peramivir primarily due to lower direct sales of peramivir to the HHS following the expiration of the initial 12‑month base ordering period in September 2025, after which no additional ordering periods were exercised.
•$40.3 million increase in ORLADEYO revenue, excluding revenues associated with our European ORLADEYO business, primarily due to a net price increase and an increase in direct sales of ORLADEYO due to continued strong market dynamics; partially offset by:
• $24.8 million decrease in revenues associated with our European ORLADEYO business due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
Cost of product sales

The following tables summarize our cost of product sales for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Cost of product sales - ORLADEYO	$3,737	$1,308
Cost of product sales - peramivir	103	410
European ORLADEYO business	—	1,080
Total cost of product sales	$3,840	$2,798

	Six Months Ended June 30,
	2026	2025
Cost of product sales - ORLADEYO	$6,433	$2,637
Cost of product sales - peramivir	2,784	2,984
European ORLADEYO business	—	1,745
Total cost of product sales	$9,217	$7,366
The increase in cost of product sales for the three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025 was primarily due to an increase in ORLADEYO sales to our partners, partially offset by a decrease in cost of product sales associated with our European ORLADEYO business due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
Acquired in-process research and development expense
Acquired in-process research and development expense was $697.8 million for the six months ended June 30, 2026 related to the non-cash charge recognized for the value assigned to the navenibart in-process research and development asset acquired as part of the Merger. See “Note 2—Acquisition of Astria Therapeutics, Inc.” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information on the Merger.
Research and development expenses
Research and development expenses include all costs incurred to discover, develop and advance our product candidates and related technologies. These costs include direct costs, such as compensation for research and development personnel and costs paid to third-parties for laboratory studies, process development and manufacturing of product candidates, and the conduct and management of clinical trials and other clinical and preclinical activities. Additionally, direct expenses include those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Research and development expenses also include indirect costs, such as lab supplies and services, facility costs, depreciation of lab equipment and other overhead of our research and development activities. Research and development expenses vary based on the number of programs in development and the stage of development of each program. Later stage clinical programs generally require higher spending than earlier stage programs due to the longer length of time of the clinical trials and the higher patient enrollment.
We do not maintain or evaluate internal research and development costs on a program-by-program basis, and certain costs may benefit multiple programs. Beginning in the quarter ended September 30, 2025, we no longer allocate non-program specific external costs or internal costs to programs. These costs are separately presented on the respective line items listed below. Research and development expenses have been reclassified for the three and six months ended June 30, 2025 for comparability. There is no impact on total research and development expenses.

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Navenibart	$17,328	$—
BCX17725	5,240	3,316
Berotralstat	1,611	3,796
Avoralstat	351	3,305
STAR-0310	91	—
Research, discovery and preclinical programs	3,441	3,560
Compensation and related personnel costs	11,390	12,053
Stock-based compensation	5,473	9,327
Other non-program specific and indirect costs	7,044	6,743
European ORLADEYO business (excluding stock-based compensation)	—	1,286
Total research and development expenses	$51,969	$43,386
The increase in research and development expenses for the three months ended June 30, 2026 compared to three months ended June 30, 2025 was primarily driven by the following:
•$17.3 million increase in navenibart due to the acquisition of the Phase 3 product candidate in connection with the Merger; and
•$1.9 million increase in BCX17725 primarily due to an increase in drug manufacturing activities.
These increases were partially offset by the following:
•$3.9 million decrease in stock-based compensation expense primarily due to research and development related turnover and prior period acceleration of expense pursuant to the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, partially offset by a modification to extend the post-termination exercise period of certain vested stock option awards at the time of retirement for certain individuals to the original expiration date, resulting in $2.4 million of incremental expense in the second quarter of 2026 (see “Note 11—Stock-Based Compensation” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report);
•$3.0 million decrease in avoralstat due to the discontinuation of the program in the first quarter of 2026;
•$2.2 million decrease in berotralstat primarily attributed to a decrease in manufacturing and other costs incurred to support FDA approval in pediatric patients in 2025; and
•$1.3 million decrease in research and development expenses associated with our European ORLADEYO business (excluding stock-based compensation) due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Navenibart	$27,069	$—
BCX17725	7,147	5,772
Berotralstat	3,407	5,663
Avoralstat	1,244	5,784
STAR-0310	774	—
Research, discovery and preclinical programs	7,411	6,604
Compensation and related personnel costs	38,481	24,246
Stock-based compensation	12,292	17,855
Other non-program specific and indirect costs	14,463	13,289
European ORLADEYO business (excluding stock-based compensation)	—	1,443
Total research and development expenses	$112,288	$80,656
The increase in research and development expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by the following:
•$27.1 million increase in navenibart and $0.8 million increase in STAR-0310 due to the acquisition of the Phase 3 and Phase 1a product candidates, respectively, in connection with the Merger; and
•$14.2 million increase in compensation and related personnel costs primarily due to expenses incurred in connection with the Merger, including the portion of the Astria stock option payout attributable to post-combination service, totaling $10.7 million, and $4.0 million of Astria related severance costs.
These increases were partially offset by the following:
•$5.6 million decrease in stock-based compensation expense primarily due to research and development related turnover and prior period acceleration of expense pursuant to the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, partially offset by a modification to extend the post-termination exercise period of certain vested stock option awards at the time of retirement for certain individuals to the original expiration date, resulting in $5.4 million of incremental expense in 2026;
•$4.5 million decrease in avoralstat due to the discontinuation of the program in the first quarter of 2026;
•$2.3 million decrease in berotralstat primarily attributed to a decrease in manufacturing and other costs to support FDA approval in pediatric patients in 2025; and
•$1.4 million decrease in research and development expenses associated with our European ORLADEYO business (excluding stock-based compensation) due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
Selling, general, and administrative expenses
Selling, general and administrative expenses represent costs incurred to commercialize our products and support our operations. Sales and marketing expenses include personnel-related costs, activities supporting the commercialization and distribution of marketed products, market research, marketing, medical affairs, market access, and advertising costs. General and administrative expenses include personnel-related costs and other expenses associated with quality, finance, human resources, information technology, legal, compliance, and other administrative functions, including transaction-related costs.
The following table summarizes our selling, general, and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Sales and marketing (excluding stock-based compensation)	$33,947	$33,424
General and administrative (excluding stock-based compensation)	20,810	27,128
European ORLADEYO business (excluding stock-based compensation)	—	14,854
Stock-based compensation	9,219	11,977
Total selling, general, and administrative expenses	$63,976	$87,383
The decrease in general and administrative expenses (excluding stock-based compensation) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by $5.9 million of transaction-related costs incurred in 2025 associated with the sale of our European ORLADEYO business to Neopharmed on October 1, 2025, partially offset by a $2.4 million increase in employee, facility, and other costs associated with Astria.
Expenses associated with our European ORLADEYO business (excluding stock-based compensation) were $14.9 million for the three months ended June 30, 2025. There were no corresponding expenses for the three months ended June 30, 2026 due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
The decrease in stock-based compensation expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributed to employee turnover and prior period acceleration of expense pursuant to the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, partially offset by an increase in awards granted.
The following table summarizes our selling, general, and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Sales and marketing (excluding stock-based compensation)	$76,900	$71,901
General and administrative (excluding stock-based compensation)	63,203	46,670
European ORLADEYO business (excluding stock-based compensation)	—	26,464
Stock-based compensation	18,427	24,817
Total selling, general, and administrative expenses	$158,530	$169,852
The increase in sales and marketing expenses (excluding stock-based compensation) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by the following:
•$3.7 million of expense associated with the portion of the Astria stock option payout attributable to post-combination service in connection with the Merger; and
•$1.7 million of expense associated with Astria related severance costs in connection with the Merger.
The increase in general and administrative expenses (excluding stock-based compensation) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by the following:
•$14.7 million of expense associated with the portion of the Astria stock option payout attributable to post-combination service in connection with the Merger;
•$6.3 million of expense associated with Astria related severance costs in connection with the Merger; and

•$4.9 million increase due to incremental employee, facility, and other costs associated with Astria.
These increases were partially offset by $6.4 million of transaction-related costs incurred in 2025 associated with the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
Expenses associated with our European ORLADEYO business (excluding stock-based compensation) were $26.5 million for the six months ended June 30, 2025. There were no corresponding expenses for the six months ended June 30, 2026 due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
The decrease in stock-based compensation expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributed to employee turnover and prior period acceleration of expense pursuant to the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, partially offset by an increase in awards granted.
Other income (expense)
The following tables summarize our other income (expense) for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
	2026	2025
Interest income	$2,434	$2,516
Interest expense	(21,712)	(21,582)
Foreign currency gains (losses), net	27	(63)
Loss on extinguishment of debt	—	(4,171)
Other income	260	—
Total other expense, net	$(18,991)	$(23,300)

	Six Months Ended June 30,
	2026	2025
Interest income	$4,690	$5,540
Interest expense	(41,491)	(45,076)
Foreign currency losses	(198)	(62)
Loss on extinguishment of debt	—	(4,171)
Other expense	(1,202)	—
Total other expense, net	$(38,201)	$(43,769)
Interest expense was primarily comprised of non-cash interest expense due to the amortization of interest associated with our royalty financing obligations and interest expense associated with the borrowings under the Blackstone Loan Agreement (as defined below) for the three and six months ended June 30, 2026 and Pharmakon Loan Agreement (as defined in “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report) for the three and six months ended June 30, 2025. The decrease in interest expense for the six months ended June 30, 2026 was primarily due to a lower effective interest rate under the Blackstone Loan Agreement.
In April 2025, we made a $75.0 million partial prepayment on the outstanding principal amount under the Pharmakon term loan resulting in a one-time loss on extinguishment of debt of $4.2 million for the three and six months ended June 30, 2025. We paid off the remainder of the outstanding principal balance of $248.7 million as of June 30, 2025 in two separate prepayments in the third and fourth quarters of 2025.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, our principal sources of liquidity consisted of cash, cash equivalents and available-for-sale investments totaling $352.6 million, cash generated from ORLADEYO sales, available borrowings under the Blackstone Loan Agreement (as defined below), proceeds from licensing and collaborative agreements, and royalty financing arrangements. In addition to the above, we have previously received funding from other sources, including public offerings and private placements of equity securities, cash from research and development agreements, including U.S. Government contracts, government grants, research grants, and interest income on our investments.
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
Cash Flows

The following table summarizes our cash flows for each period presented:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$42,551	$13,785
Investing activities	(378,796)	56,222
Financing activities	401,399	(73,157)
Effect of exchange rates on cash, cash equivalents and restricted cash	(107)	1,810
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	65,047	(1,340)
Less: net increase in cash and cash equivalents classified within current assets held for sale	—	(15,058)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$65,047	$(16,398)
Operating Activities
During the six months ended June 30, 2026, we incurred a net loss of $643.4 million, which was primarily driven by the non-cash acquired in-process research and development charge of $697.8 million related to the Merger. After adjusting for this, other non-cash cash items totaling $62.7 million, and operating assets and liabilities used of $74.5 million, net cash provided by operating activities totaled $42.6 million.
During the six months ended June 30, 2025, we generated net income of $5.1 million. After adjusting for non-cash items totaling $68.4 million, and operating assets and liabilities used of $59.8 million, net cash provided by operating activities totaled $13.8 million.
Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities of $378.8 million primarily related to cash paid for the acquisition of Astria, net of cash acquired, of $489.5 million and $135.6 million of purchases of investment securities, partially offset by $246.9 million of sales and maturities of investment securities.
During the six months ended June 30, 2025, net cash provided by investing activities of $56.2 million primarily related to sales and maturities of investment securities of $134.6 million, partially offset by purchases of investment securities of $78.1 million.
Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities of $401.4 million primarily consisted of net proceeds from the Term Loans under the Blackstone Loan Agreement of $395.0 million and common stock issued under stock-based compensation plans of $25.7 million, partially offset by principal payments on royalty financing obligations of $13.8 million and withholding taxes paid on stock-based awards of $4.9 million.
During the six months ended June 30, 2025, net cash used in financing activities of $73.2 million primarily consisted of repayment of Pharmakon term loan principal and related prepayment premium and fees totaling $71.8 million and principal payments on royalty financing obligations of $4.0 million, partially offset by net proceeds from common stock issued under stock-based compensation plans of $5.8 million.
Plan of Operation and Future Funding Requirements
We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing our facilities, and contracting with other parties to conduct certain research and development projects. We may incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, commercialize ORLADEYO, and engage in strategic business development. We may incur additional expenses related to the filing, prosecution, maintenance, defense, and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development or as regulatory exclusivity for our products expires. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions. We invest in marketable debt securities that may consist of U.S. Treasury obligations, U.S. government agency securities, money market funds, certificates of deposit, and corporate notes and bonds in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.
Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, some of which will consume significant capital resources, including:
•the progress and results of our current and proposed clinical trials for our product candidates;
•the progress made in the development, manufacturing, and regulatory approval process of our product candidates;
•the success of our commercialization efforts for, and market acceptance of, our products;
•our business development activities;
•the amount of funding or assistance, if any, we receive from new partnerships with third parties for the development and/or commercialization of our products and product candidates;
•the development progress of any collaborative agreements for our product candidates; and
•the amount and timing of funding we receive, if any, from U.S. Government contracts.
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. In addition to financing our needs through our existing capital resources and interest earned on that capital, as well as revenues from product sales, we periodically evaluate other opportunities to fund future operations, including: (1) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (2) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (3) reducing spending on one or more research and development programs, including by discontinuing development; (4) restructuring operations to change our overhead structure; (5) securing U.S. Government funding of our programs, including obtaining procurement contracts; and/or (6) pursuing royalty or loan financing. We may also, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the success of our business development efforts; the timing, scope, and magnitude of our research and development and commercial expenses; and key regulatory and operational developments.
Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•sustained market acceptance of approved products and successful commercialization of such products by either us or our partners;
•the progress and magnitude of our research and development programs;
•the success of our external innovation strategy;
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
•any decision to build or expand our commercial capabilities;
•the scope and results of preclinical studies and clinical trials to develop product candidates;
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
Research and Development Expenses and Related Accruals
We estimate research and development expenses based on the review of contracts and purchase orders, discussions with internal personnel to identify services that have been performed on our behalf, discussions with service providers, and assumptions regarding actual work completed and the associated costs incurred when we have not yet been invoiced or otherwise notified of actual cost. We consider facts and circumstances known to us at the time, which may include assumptions regarding expected patient enrollment, site activation and estimated project duration. In expensing service fees, we estimate the time period over which services will be performed and the level of effort expended in each period. Examples of estimated accrued research and development expenses include (i) fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials, (ii) fees paid to investigative sites in connection with clinical trials, (iii) fees paid to contract manufacturers in connection with the production of our raw materials, drug substance, drug products, and product candidates, and (iv) professional fees.
The financial terms of our agreements may result in uneven payment flows, as payments may depend on factors such as the successful enrollment of patients and the completion of milestones. We accrue for expenses when we determine an obligation has been incurred, regardless of the timing of the invoice. We periodically confirm the accuracy of our estimates with the service providers and adjust if necessary. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of these costs, our actual expenses could differ from our estimates.
Royalty Financing Obligations
Under the royalty financing obligations, RPI and OMERS are entitled to receive sales-based royalties on net product sales of ORLADEYO. Interest expense is accrued using the effective interest rate method over the estimated period each of the related liabilities will be paid. This requires us to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreements. We impute interest on the carrying values of each of the royalty financing obligations and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through adjustments to the effective interest rates on a prospective basis. The assumptions used in determining the expected repayment terms of the debt and amortization periods of the issuance costs requires that we make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. Significant changes in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
Asset Acquisitions and Acquired In-Process Research and Development
Accounting for asset acquisitions requires significant judgment, including the application of the screen test in accordance with ASC Topic 805, Business Combinations, and the valuation of acquired in‑process research and development (“IPR&D”). Determining whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset requires estimates of relative fair values. During 2026, we acquired significant IPR&D related to the navenibart development program in connection with the Merger. The determination of the fair value of acquired IPR&D represents a critical accounting estimate because it requires significant management judgment and the use of unobservable inputs. Key assumptions include development timelines, probabilities of technical and regulatory success, expected future revenues, market conditions, and discount rates. In certain circumstances, we may conclude that an acquired IPR&D asset has no measurable fair value at the acquisition date based on market participant considerations. Changes in these assumptions or judgments could materially affect our accounting conclusions and amounts recognized in our condensed consolidated financial statements. See “Note 2—Acquisition of Astria Therapeutics, Inc.” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information on the Merger.
Income Taxes
The liability method is used in our accounting for income taxes. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets and uncertain tax positions. We have recorded a valuation allowance against substantially all potential tax assets, due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of future earnings in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Blackstone Loan Agreement. The Term Loans under the Blackstone Loan Agreement accrue interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which shall be no less than 1.75%, plus 4.50% per annum, plus 0.50% per annum for each quarterly interest period in which a Blackstone PIK Interest Payment (as defined in “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) is made. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Term Loans. For the three months ended June 30, 2026, interest was accrued at an effective rate of 8.50% on the Term Loans under the Blackstone Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our royalties from Torii are in Japanese Yen. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2026, including contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our operations is primarily to fluctuations in the Japanese Yen, Canadian Dollar, and Euro. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations.
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
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

As previously disclosed, in January 2025, we received a Paragraph IV notice of certification (the “First Notice Letter”) from Annora Pharma Private Limited (“Annora”) regarding U.S. Patent Nos. 10,662,160; 11,117,867; and 11,618,733. In January 2026, we received an additional Paragraph IV notice of certification (the “Second Notice Letter” and together with the First Notice Letter, the “Notice Letters”) from Annora regarding U.S. Patent No. 12,344,585. The Notice Letters advise that Annora has submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of four patents listed in the FDA’s Orange Book: U.S. Patent Nos. 10,662,160; 11,117,867; 11,618,733; and 12,344,585 (the “Challenged Patents”). The Notice Letters allege that the Challenged Patents, which expire in May 2040, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Annora’s ANDA. The Notice Letters do not challenge the following six ORLADEYO Orange Book patents that expire in 2035: U.S. Patent Nos. 10,125,102; 10,329,260; 10,689,346; 11,230,530; 11,708,333; and 12,116,346.

On March 10, 2025 (as supplemented by the First Amended Complaint filed in December 2025), we ﬁled a patent infringement lawsuit in the United States District Court for the District of Delaware against Annora, Hetero Labs Limited, Hetero USA, Inc., and Camber Pharmaceuticals, Inc. (collectively, the “Defendants”), asserting infringement of the Challenged Patents arising from Annora’s ANDA filing with the FDA. We are seeking, among other remedies, equitable relief enjoining the Defendants from infringing the Challenged Patents, as well as an order that the eﬀective date of any FDA approval of the ANDA would be a date no earlier than the expiration of the Challenged Patents (including any regulatory extensions). While we intend to vigorously defend our intellectual property rights protecting ORLADEYO, this matter is in the early stages of litigation and no assessment can be made as to the likely outcome of this matter or whether it will be material to us. Accordingly, an estimate of the potential loss, or range of loss, if any, to us relating to this matter is not possible at this time.
Item 1A. Risk Factors
An investment in our stock involves risks. You should carefully read this entire report and consider the following uncertainties and risks, which may adversely affect our business, financial condition or results of operations, along with all of the other information included in our other filings with the SEC, before making an investment decision regarding our common stock. Additionally, while some of the factors, events and contingencies described herein may have occurred in the past, the disclosures herein are not representations as to whether or not they have occurred and are instead provided because future occurrences thereof could adversely affect us.
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
We have sustained operating losses for the majority of our corporate history. Even if we achieve sustained profitability, in order to continue future operations, progress any development programs, engage in strategic business development activities and commercialize our products and product candidates, we may be required to raise additional capital or obtain additional financing in the future. In addition to seeking strategic partnerships and transactions, we may access the equity or debt markets, incur additional borrowings, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales or issuances of securities, additional borrowings, collaborative arrangements with partners, or from other sources, may not be available if or when needed or in a form or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under the Blackstone Loan Agreement. In addition, collaborative arrangements may require us to transfer certain material rights to our corporate partners. Insufficient funds or lack of an acceptable partnership have in the past, and may again in the future, require us to delay, scale-back or eliminate certain of our research and development programs.
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
Risks Relating to the Merger
The anticipated benefits and synergies of the Merger may not be realized, and risks associated with Astria’s business or product candidates could adversely affect our business, financial results and the market price of our common stock.
The success of the Merger depends, in part, on our ability to integrate Astria into our business and realize the anticipated benefits, cost savings and synergies of the transaction. While we have generally completed the integration of Astria with our business, those benefits may not be realized fully or at all, may take longer to realize than expected, or may not offset transaction and integration expenses over time. An inability to realize the full extent of the anticipated benefits of the Merger could have an adverse effect on our revenues and expenses.
Although we conducted due diligence on Astria before completing the Merger, we may not yet be aware of all material risks, liabilities or challenges associated with Astria’s business or product candidates (in particular, navenibart). Unexpected risks may arise, and previously known risks may materialize in a manner that differs from our preliminary risk assessments or assumptions. Any failure to realize the expected benefits of the Merger, any adverse effects from risks related to Astria’s business, or any effect of the Merger on our financial results that is inconsistent with the expectations of financial analysts or investors could cause the market price of our common stock to decline. In addition, former Astria securityholders may decide not to hold the shares of our common stock they received in connection with the Merger, and our stockholders may decide to reduce their investment in us as a result of changes to our investment profile following the Merger, which may result in further fluctuations in the market price of our common stock, including a stock price decrease. Any such decline in the market price of our common stock could adversely affect our ability to issue additional securities or obtain financing in the future.
Risks Relating to Product Development and Commercialization
Our success depends in part upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approvals for the commercial sale of our product candidates.
The success of our business depends in part upon our ability to manage our product candidate pipeline, including through expanding the pipeline, as appropriate, through in-licensing or acquiring products or product candidates and integrating them into our business effectively and efficiently; advancing our product candidates through the various stages of development; and receiving regulatory approvals for the commercial sale of our product candidates. In June 2026, we announced the Birmingham Closure Plan to discontinue our internal discovery programs as part of a strategic shift to focus on identifying and advancing high-value opportunities through external innovation. As a result of this decision, we will generally not be able to expand our pipeline with internal product candidates. Identifying, selecting, and in-licensing or acquiring products or product candidates requires substantial expense and technical and financial expertise, and if we are unable to effectively manage our pipeline, expand our portfolio of product candidates through acquisitions or in-licensing, or integrate viable products or product candidates into our business on acceptable terms, or at all, our business and product development efforts could suffer.
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
Undesirable or inconclusive data in our or our partners’ preclinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities have previously, and may again in the future, pause enrollment in, suspend, or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.
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
Given the small number of patients who have the diseases that we are targeting, it is important to our ability to grow and sustain profitability that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or claims-based market research studies, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are small, we may not maintain profitability or generate sufficient long-term revenue growth to sustain our business.
If the FDA or comparable foreign regulatory authorities approve generic versions of any of our drug products that receive marketing approval, or such authorities do not grant our products appropriate periods of data or market exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
Once a new drug application (“NDA”) is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States, as described in “Business—Government Regulation—FDA Regulation—Abbreviated New Drug Applications for Generic Drugs” in Part I, Item 1 of our most recent Annual Report on Form 10-K. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.

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

Even if we are successful in achieving regulatory approval to commercialize a biological product candidate faster than our competitors, we may face competition from biosimilars with respect to our biological product candidates. In the United States, the Biologics Price Competition and Innovation Act (“BPCIA”) was included in the Affordable Care Act (“ACA”) and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCIA prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCIA does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The law is complex and continues to evolve through ongoing FDA implementation and judicial interpretation. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. Modification of the BPCIA, or changes to the interpretation or implementation of the BPCIA, could have a material adverse effect on the future commercial prospects for our biological products and product candidates.

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
•we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company, our products and product candidates, or royalties associated with such products;
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
In addition, future revenue from sales of ORLADEYO is subject to uncertainties and will depend on several factors, including, but not limited to, the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, our pricing strategy, and market trends. Additionally, manufacturing issues relating to our products could result in delays, interruptions or recalls in commercial supply, which could adversely affect our revenue and results of operations. For example, in May 2026, we announced that we identified a manufacturing issue affecting our oral pellet formulation of ORLADEYO that delayed our initial product fulfillment. The issue was resolved, and the week of August 3, 2026, we began shipping the ORLADEYO oral pellets in the United States to pediatric patients with HAE aged 2 to <12 years.
Even if we are able to successfully commercialize our existing products, or to develop new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligations to pay royalties on certain revenues from ORLADEYO under the Royalty Purchase Agreements, may reduce the profitability of such products.
We have experienced significant changes in the scope of our operations and capabilities. In addition, we may continue to change certain aspects of our business in connection with acquisitions, licenses, collaborations or other strategic business development activities. As a result, we may encounter difficulties in managing such changes, which could disrupt our operations.
We have experienced significant changes in the scope of our operations, and any future changes resulting from strategic business development opportunities may require us to further evolve our operational, managerial and financial capabilities. To manage such changes, we must continue to implement and improve our managerial, operational and financial systems and processes and recruit, train, and retain qualified personnel as needed. Due to our limited financial resources and the challenges associated with integrating and supporting new programs, technologies, personnel or business activities, we may not be able to effectively manage any future changes to our operations, implement appropriate systems and processes in a timely manner or at all, or recruit, train, and retain qualified personnel. The evolution of our operations, including as a result of acquisitions, licenses, collaborations or other strategic transactions, may lead to significant costs and may divert management and business development resources. In addition, if a commercial launch for any product or product candidate for which we establish commercial or marketing capabilities in any region is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. Any inability to manage such changes could delay the execution of our business plans or disrupt our operations.
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
The process of manufacturing pharmaceutical products, devices and, in particular, biologics, is complex, highly regulated, and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and use of excipients which may, among other things, impact shelf life and present concerns with process or quality controls. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party contract manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.
Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes or shortages, acts of terrorism or war, equipment malfunctions, raw material shortages or supply chain issues. If our commercial distribution partners are not able to satisfy our requirements within the expected timeframe, or are unable to provide us with accurate or timely information and data, including with respect to inventory and sales, serious adverse events, and/or product complaints, our business, including our commercialization efforts for and sales of ORLADEYO, may be at risk. In addition, if specialty pharmacy services, including our third-party call center services, which provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support, are not effectively operated or managed, the continuance of our commercialization efforts for and sales of ORLADEYO may be delayed or compromised. On August 5, 2026, we announced that we have transitioned to a new sole source specialty pharmacy provider for ORLADEYO shipments to patients. Any disruption, delay or failure associated with this transition, including interruptions in prescription processing, patient onboarding, reimbursement support or product distribution, could adversely affect our commercialization efforts and our product revenue.
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
Our third-party manufacturers also may not meet our manufacturing requirements, which could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority. Furthermore, changes in the manufacturing process or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or foreign regulatory authorities may at any time implement new standards, or change their interpretation and enforcement of existing standards, for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties, any of which could be costly to us and could result in a delay or shortage of product.
We currently contract with a foreign contract manufacturing organization (“CMO”) in China for the manufacturing of certain of our product candidates. Foreign CMOs may be subject to U.S. legislation, including the BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us or delay the procurement or supply of such material.
We have in the past and may from time to time in the future reassess our existing third‑party vendor arrangements and determine that changes to one or more vendors are necessary, which could result in delays to development or commercialization. In addition, if we are unable to maintain current third-party relationships, or enter into new agreements with additional third parties on commercially reasonable terms, or at all, or if there is poor manufacturing or distribution performance or failure to comply with any regulatory agency on the part of any of our third-party vendors, we may not be able to complete development of, obtain timely approval of, or commercialize our products and product candidates. If we cannot rely on existing third-party vendors, including our third-party manufacturers, distributors, CROs, or specialty pharmacies, we will be required to incur significant costs and potential delays in finding new third-party vendors, which could adversely impact the development and commercialization timeframes for our products and product candidates and could negatively affect our business, financial results, and revenue.
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
•we may not be able to supply commercial material, including supplying sufficient product to meet commercial demand, and we may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;
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
The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. There are many companies seeking to develop products for the same indications that we currently target. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies and specialized biotechnology firms. Many of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced manufacturing, marketing, and sales organizations. In addition, many of our competitors have greater experience than we do in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals of product candidates more rapidly than we do for products that compete with our products. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA exclusivity rights that would delay our ability to market products. We face, and will continue to face, competition in the commercialization of our products, licensing of potential product candidates for desirable disease targets, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:
•other product development technologies;
•methods of preventing or reducing the incidence of disease, including vaccines; and
•new small molecule or other classes of therapeutic agents.
Developments by others may render our products, product candidates, or technologies obsolete or noncompetitive.
We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients aged 12 years and older, in December 2020, and subsequently received regulatory approvals for ORLADEYO in other global markets. In December 2025, the FDA approved the use of an oral pellet formulation of once-daily ORLADEYO for prophylactic therapy in pediatric patients with HAE aged 2 to <12 years. We are also performing research on or developing products for the treatment of other rare diseases, and we expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Various government entities throughout the world may also offer incentives, grants and contracts to encourage additional investment into certain preventative and therapeutic agents, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. In addition, the approval of a generic drug or biosimilar of one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.
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
In addition, as described under “Business—Government Regulation—FDA Regulation—Abbreviated New Drug Applications for Generic Drugs” in Part I, Item 1 of our most recent Annual Report on Form 10-K, third parties may not file an ANDA for a generic drug with the FDA until the expiration of five years following the original product approval unless the submission is accompanied by a Paragraph IV certification, in which case third parties may submit an ANDA four years following the original product approval (referred to as the “NCE-1 date”). The NCE-1 date for ORLADEYO was in December 2024. In January 2025 and January 2026, we received a Paragraph IV notice of certification from Annora advising that Annora has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of ORLADEYO in the United States prior to the expiration of four patents listed in the FDA’s Orange Book, which expire in May 2040. On March 10, 2025, as supplemented by the First Amended Complaint filed in December 2025, we ﬁled a patent infringement lawsuit in the United States District Court for the District of Delaware against the Defendants (as defined in “Legal Proceedings” included in Part II, Item 1 of this report) asserting infringement of the challenged patents arising from Annora’s ANDA filing with the FDA. For further information, see the section titled “Legal Proceedings” included in Part II, Item 1 of this report and “Note 15—Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report. We intend to vigorously defend our intellectual property rights protecting ORLADEYO. Additional third parties could challenge our applicable patents, which may result in our initiation of patent infringement litigation in response to such challenge. We cannot predict how any additional third party would address our listed patents, whether we would sue on any such patents, or the outcome of any such suit. However, litigation to enforce or defend intellectual property rights is complex, costly, and involves significant commitments of management’s time.
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
On January 23, 2026, we entered into the Blackstone Loan Agreement, pursuant to which the lenders funded initial term loans in the aggregate principal amount of $400.0 million. Subject to the mutual agreement between the Company, Blackstone and the lenders, we may request additional term loans up to an aggregate amount not exceeding $150.0 million. Under the Blackstone Loan Agreement, we will be required to pay to the lenders a prepayment premium or a make-whole premium, as applicable, in the event that, prior to the fourth anniversary of the closing date of the Blackstone Loan Agreement, we prepay or repay, or are required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Blackstone Loan Agreement (e.g., upon certain asset sales, a change of control of the Company and specified other events, subject to certain exceptions), all or part of the then-outstanding term loans under the Blackstone Loan Agreement, in each case, subject to certain exceptions as set forth in the Blackstone Loan Agreement.

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
We conduct operations in countries outside of the United States involving transactions in a variety of currencies other than the U.S. dollar. These transactions include, without limitation, commercial sales, contract manufacturing, and clinical trial activities. Although most of our revenues and expenses are denominated in U.S. dollars, we have foreign currency exposure to fluctuations in other foreign currencies, such as the Euro, Japanese Yen and Canadian Dollar. Changes in the value of these currencies relative to the U.S. dollar may impact our condensed consolidated operating results, including our revenues and expenses, causing fluctuations in our operating results from period to period and/or resulting in foreign currency transaction losses that adversely impact our results of operations, financial position, and cash flows. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk” in Part I, Item 3 of this report for additional information about our foreign currency risk.
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

We have experienced cybersecurity threats and incidents, which to date have not had a material impact on our reputation, business, financial condition, or operations; however, there is no assurance that such impacts will not be material in the future.
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
We use AI in our business, and challenges with properly managing its use could adversely affect our business.

The increasing use of AI and machine learning technology in the biopharmaceutical industry, combined with an uncertain regulatory environment, presents new risks and challenges. We have adopted and integrated certain AI solutions into our ecosystem, and applications of AI may become increasingly more important in our operations over time. Our vendors may incorporate AI tools into their offerings without disclosing this use to us, and the providers of these tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. Moreover, the use of AI-based tools may lead to the inadvertent release of confidential or proprietary information, which may adversely impact our ability to realize the benefit of our intellectual property, cause us to incur liabilities as the result of any breaches of confidentiality, impact our ability to comply with data security and privacy laws, and introduce additional cybersecurity risks. Further, as the regulatory framework for these technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business, including as a result of the cost to comply with such laws or regulations. Our competitors or other third parties may also incorporate AI into their businesses more efficiently than us, which could impair our ability to compete effectively and adversely affect our results of operations. The rapid innovation and developments surrounding AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our implementations of AI.
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
The unexpected loss of service of our senior management and other key personnel might impede the achievement of our development and commercial objectives. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, commercial, operational and scientific personnel may harm our business because we rely upon these personnel for many important functions of our business.

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
Our strategic shift toward external innovation, including in connection with the Birmingham Closure Plan, may increase our reliance on acquisitions, strategic investments, partnerships or other business development transactions to expand our product candidate pipeline. We may not identify suitable opportunities, complete transactions on acceptable terms or at all, or realize the anticipated operational, financial or strategic benefits of any such transactions or related initiatives on the expected timeline or at all. Additionally, actual costs of the Birmingham Closure Plan may exceed our estimates, anticipated savings may not be realized or may be offset by costs associated with external innovation, business development, acquired or licensed programs or other strategic priorities, and the closure of our Birmingham facility and related workforce reduction may result in the loss of institutional knowledge or technical expertise, adversely affect employee morale or retention, divert management attention or disrupt our operations. If we do not execute this strategy effectively, our business, financial condition, results of operations, liquidity and ability to execute our strategic priorities could be adversely affected.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2026, the 52-week range of the market price of our stock was from $6.00 to $10.94 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
•announcements of technological innovations or new products by us or our competitors;
•developments or disputes concerning patents or proprietary rights;
•additional dilution through sales or issuances of our common stock or other derivative securities;
•status of new or existing licensing or collaborative agreements and government contracts;
•announcements relating to the status of our programs or changes to our operations or business strategy (such as the Birmingham Closure Plan);
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2026, there were 255,264,641 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition (such as in connection with the Merger). We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of June 30, 2026, there were 44,325,993 stock options and restricted stock units outstanding and 15,758,988 shares available for issuance under our Amended and Restated Stock Incentive Plan, 4,992,640 stock options and restricted stock units outstanding and 1,020,265 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 4,474,985 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., effective January 16, 2024. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 18, 2024.

(10.1&)	BioCryst Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective June 1, 2026.

10.2&	Employment Agreement, effective April 6, 2026, by and between BioCryst Pharmaceuticals, Inc. and Sandeep Menon. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 6, 2026.

10.3&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 20, 2026). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 12, 2026.

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

(32.1)*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

( )	Filed herewith.
&	Management contract.
*
The certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2026.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Charles Gayer
Charles Gayer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Babar Ghias
Babar Ghias
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)