Form 10-Q
period 2026-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2026-11-04
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 257,299,269 shares of common stock outstanding.

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
•the timing and success of our commercialization of ORLADEYO in the United States and elsewhere and expectations regarding the commercial market for ORLADEYO, including the launch of the ORLADEYO oral pellet formulation;
•our transition to our new sole source specialty pharmacy for ORLADEYO shipments to patients, including the effect of the new specialty pharmacy’s inventory levels on our quarterly product revenue;
•additional regulatory approvals, or milestones, royalties or profit from sales of our products by us or our partners;
•the implementation of our business model, strategic plans for our business, products, product candidates and technology, including the implementation and estimated timing of completion of the Birmingham Closure Plan (as defined below), our expectations regarding our strategic shift to prioritize external innovation, and the anticipated role and potential benefits of our Scientific Advisory Board;
•our ability to establish and maintain collaborations or out-license rights to our products and product candidates;
•plans, programs, progress and potential success of our collaborations and license agreements;
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
•The anticipated benefits and synergies of the Merger may not be realized, and risks associated with Astria’s (as defined below) business, including the navenibart program, could adversely affect our business and financial results.
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
•We rely heavily upon third parties, including development partners, contractors, contract research organizations, and third-party suppliers, manufacturers, specialty pharmacies, and distributors, for many important stages of our product candidate development and in the commercialization of our products. Our failure to establish and maintain these relationships, the failure of any such third party to perform its obligations under agreements with us, or the failure of such a relationship to meet our expectations could have a material adverse impact on our business, financial condition, and results of operations.
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
•If we fail to retain our existing key personnel or advisors, or fail to attract and retain additional key personnel or advisors, the development of our product candidates, the commercialization of our products, and the related growth of our business may be delayed or stopped.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts, Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$96,971	$89,736
Restricted cash	518	201
Short-term investments	278,027	185,011
Trade receivables	121,786	106,818
Inventory, net	13,740	5,398
Prepaid expenses and other current assets	20,109	17,182
Total current assets	531,151	404,346
Long-term inventory, net	31,271	23,990
Property and equipment, net	1,662	8,783
Long-term investments	—	61,164
Right of use assets, net	5,820	10,203
Other assets	20,194	5,672
Non-current assets held for sale	972	—
Total assets	$591,070	$514,158

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,579	$15,826
Accrued expenses	110,689	126,413
Share-based liability	12,838	13,743
Operating lease liabilities	2,421	317
Finance lease liabilities	1,023	1,312
Royalty financing obligations	43,745	38,455
Deferred revenue	10,535	—
Total current liabilities	195,830	196,066
Operating lease liabilities	6,840	8,571
Finance lease liabilities	623	1,441
Royalty financing obligations	377,938	427,233
Secured term loan	395,609	—
Deferred revenue	11,614	—
Total liabilities	988,454	633,311
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 256,118 at September 30, 2026 and 213,060 at December 31, 2025	2,561	2,131
Additional paid-in capital	1,712,342	1,384,857
Accumulated other comprehensive (loss) income	(607)	38
Accumulated deficit	(2,111,680)	(1,506,179)
Total stockholders’ deficit	(397,384)	(119,153)
Total liabilities and stockholders’ deficit	$591,070	$514,158
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$172,295	$157,735	$481,209	$463,952
License and other revenues	7,997	1,660	73,746	4,330
Total revenues	180,292	159,395	554,955	468,282

Expenses:
Cost of product sales	1,574	2,187	10,791	9,553
Acquired in-process research and development	—	—	697,761	—
Research and development	58,213	44,603	170,501	125,259
Selling, general and administrative	67,175	83,014	225,705	252,866
Total operating expenses	126,962	129,804	1,104,758	387,678
Income (loss) from operations	53,330	29,591	(549,803)	80,604

Other income (expense):
Interest income	3,073	2,238	7,763	7,778
Interest expense	(21,185)	(19,661)	(62,676)	(64,737)
Foreign currency gains (losses), net	22	35	(176)	(27)
Loss on extinguishment of debt	—	(2,740)	—	(6,911)
Other income, net	3,345	2,667	2,143	2,667
Total other expense, net	(14,745)	(17,461)	(52,946)	(61,230)

Income (loss) before income taxes	38,585	12,130	(602,749)	19,374
Income tax expense (benefit)	669	(769)	2,752	1,358
Net income (loss)	$37,916	$12,899	$(605,501)	$18,016

Other comprehensive (loss) income:
Foreign currency translation adjustment	16	(523)	(73)	545
Unrealized (loss) gain on available for sale investments	(95)	17	(572)	(326)
Total other comprehensive (loss) income	(79)	(506)	(645)	219
Net comprehensive income (loss)	$37,837	$12,393	$(606,146)	$18,235

Net income (loss) per common share: basic	$0.15	$0.06	$(2.41)	$0.09
Weighted average shares of common stock outstanding: basic	255,634	210,176	250,840	209,531
Net income (loss) per common share: diluted	$0.14	$0.06	$(2.41)	$0.08
Weighted average shares of common stock outstanding: diluted	267,621	219,885	250,840	218,349
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(605,501)	$18,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,218	995
Acquired in-process research and development expense	697,761	—
Amortization of assembled workforce	600	—
Inventory obsolescence	443	1,056
Stock-based compensation expense	44,963	61,273
Mark-to-market adjustment on share-based liability	345	—
Payment of Pharmakon paid-in-kind interest	—	(9,153)
Non-cash interest expense on royalty financing obligations	38,669	39,839
Amortization of debt issuance costs on term loans	561	1,387
Amortization of discount on investments, net	(1,978)	(3,240)
Loss on extinguishment of debt	—	6,911
Loss on disposal of property and equipment	93	—
Impairment of long-lived assets	9,538	—
Gain on sale of non-financial asset	—	(550)
Changes in operating assets and liabilities:
Increase in trade receivables	(12,991)	(21,312)
Increase in inventory	(16,067)	(1,124)
Decrease (increase) in prepaid expenses and other assets	2,041	(5,890)
Decrease in royalty financing obligations	(45,647)	(55,240)
(Decrease) increase in accounts payable and accrued expenses	(45,674)	22,441
Increase in deferred revenue	7,160	—
Net cash provided by operating activities	75,534	55,409

Cash flows from investing activities:
Acquisitions of property and equipment	(845)	(1,666)
Proceeds from disposals of property and equipment	67	—
Purchases of investments	(275,844)	(136,737)
Sales and maturities of investments	308,431	207,647
Acquisition of Astria Therapeutics, Inc., net of cash acquired	(489,480)	—
Sale of non-financial asset	—	550
Net cash (used in) provided by investing activities	(457,671)	69,794

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	29,921	8,458
Withholding taxes paid on stock-based awards	(6,254)	(2,845)
Common stock issued to directors in lieu of cash retainer	126	36
Proceeds from the Term Loans under the Blackstone Loan Agreement	400,000	—
Payment of debt issuance costs on the Term Loans under the Blackstone Loan Agreement	(4,952)	—
Repayment of Pharmakon term loan principal	—	(115,847)
Prepayment premium and fees on Pharmakon term loan	—	(3,802)
Principal payments on royalty financing obligations	(28,517)	(16,406)

Principal payments on finance lease liabilities	(1,001)	(1,565)
Net cash provided by (used in) financing activities	389,323	(131,971)

Effect of exchange rates on cash, cash equivalents and restricted cash	(101)	1,342
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	7,085	(5,426)
Less: net increase in cash and cash equivalents classified within current assets held for sale	—	(14,840)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,085	(20,266)

Cash, cash equivalents and restricted cash:
Beginning of period	91,337	106,323
End of period	$98,422	$86,057

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$96,971	$84,078
Restricted cash	518	579
Restricted cash in other assets	933	1,400
Total cash, cash equivalents and restricted cash	$98,422	$86,057

Supplemental cash flow disclosure:
Issuance of common stock for the acquisition of Astria Therapeutics, Inc.	$251,655	$—
Cash paid for interest	$22,789	$22,789
Cash paid for taxes	$3,525	$2,220
Capitalized software costs included in accrued expenses and accounts payable	$526	$380
Taxes withheld on stock-based awards included in accrued expenses	$422	$151
See accompanying notes to condensed consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2025	213,060	$2,131	$1,384,857	$38	$(1,506,179)	$(119,153)
Net loss	—	—	—	—	(721,812)	(721,812)
Other comprehensive loss	—	—	—	(406)	—	(406)
Exercise of stock options	3,279	33	18,333	—	—	18,366
Vesting of restricted stock units	190	2	(2)	—	—	—
Employee stock purchase plan sales	199	1	1,112	—	—	1,113
Issuance of shares to directors in lieu of cash retainer	4	—	33	—	—	33
Stock-based compensation expense	—	—	16,027	—	—	16,027
Remeasurement of share-based liability	—	—	(637)	—	—	(637)
Settlement of share-based liability	—	—	971	—	—	971
Issuance of common stock for the acquisition of Astria Therapeutics, Inc.	37,282	373	251,282	—	—	251,655
Balance at March 31, 2026	254,014	$2,540	$1,671,976	$(368)	$(2,227,991)	$(553,843)
Net income	—	—	—	—	78,395	78,395
Other comprehensive loss	—	—	—	(160)	—	(160)
Exercise of stock options	1,042	11	6,201	—	—	6,212
Vesting of restricted stock units	205	2	(2)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1)	—	(9)	—	—	(9)
Issuance of shares to directors in lieu of cash retainer	5	—	44	—	—	44
Stock-based compensation expense	—	—	14,692	—	—	14,692
Remeasurement of share-based liability	—	—	(43)	—	—	(43)
Settlement of share-based liability	—	—	423	—	—	423
Balance at June 30, 2026	255,265	$2,553	$1,693,282	$(528)	$(2,149,596)	$(454,289)
Net income	—	—	—	—	37,916	37,916
Other comprehensive loss	—	—	—	(79)	—	(79)
Exercise of stock options	537	5	3,402	—	—	3,407
Vesting of restricted stock units	164	2	(2)	—	—	—
Shares withheld for taxes for vesting of restricted stock units	—	—	(4)	—	—	(4)
Employee stock purchase plan sales	148	1	835	—	—	836
Issuance of shares to directors in lieu of cash retainer	4	—	49	—	—	49
Stock-based compensation expense	—	—	14,244	—	—	14,244
Remeasurement of share-based liability	—	—	536	—	—	536
Balance at September 30, 2026	256,118	$2,561	$1,712,342	$(607)	$(2,111,680)	$(397,384)
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
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at September 30, 2026 will be sufficient to fund its operations for at least the next 12 months. The Company may, in the future, issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the success of its business development efforts; the timing, scope and magnitude of its research and development and commercial expenses; and key regulatory and operational developments.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Astria Therapeutics, Inc., which was acquired by the Company on January 23, 2026 (see “Note 2—Acquisition of Astria Therapeutics, Inc.”). All intercompany transactions and balances among the consolidated entities have been eliminated from the condensed consolidated financial statements. The Company operates and manages its business as one reportable and operating segment (see “Note 14—Segment Information”).
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
Sale of European ORLADEYO Business

On June 27, 2025, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with BioCryst Ireland Limited (“BioCryst Ireland”) and Neopharmed Gentili S.p.A., (“Neopharmed”). On October 1, 2025, the Company sold to Neopharmed all of its equity interests in BioCryst Ireland, which, together with its subsidiaries, holds certain assets, rights, and employees related to the European ORLADEYO business. The Company and BioCryst Ireland also amended and restated their existing intellectual property licence agreement, pursuant to which the Company is entitled to receive quarterly royalty payments from BioCryst Ireland equal to amounts owed under its Royalty Purchase Agreements with RPI and OMERS for the sale of ORLADEYO products in the Territory, as defined in the Stock Purchase Agreement (see “Note 7—Royalty Financing Obligations”). The condensed consolidated financial statements for the three and nine months ended September 30, 2025 include the accounts of BioCryst Ireland, which was a wholly owned subsidiary of the Company prior to October 1, 2025. As of September 30, 2025, the assets and liabilities of BioCryst Ireland were classified as a disposal group held for sale in the Company’s condensed consolidated balance sheet.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Assets Held for Sale
The Company classifies its long-lived assets to be sold as held for sale when the six criteria in Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“Topic 360”) are met. This generally occurs when an agreement to sell exists, or when management has committed to a plan to sell the assets within one year. Assets and liabilities to be disposed of together as a group in a single transaction (a “disposal group”) are classified as held for sale if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use.
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
Revenue Recognition
Pursuant to ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company recognizes revenue when control of promised goods or services transfers to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the five-step model under Topic 606 that includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.
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
For ORLADEYO in the United States, the Company recognizes revenue when control of the product transfers to its specialty pharmacy customer, which obtains title to and maintains inventory of the product prior to dispensing it to patients. For peramivir and ORLADEYO outside of the United States, the Company recognizes revenue when the customer obtains control of the product, which generally occurs upon delivery.
Revenues from product sales are recorded at the net selling price (transaction price), which includes estimates of variable consideration, including government and managed care rebates, chargebacks, co-payment and patient assistance, quick starts, and product returns. Variable consideration is estimated using the expected value method and is included in net product revenues only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Estimates are reassessed each reporting period, and adjustments are recognized in the period identified.
Government and Managed Care Rebates. The Company estimates rebates payable to third-party payors, including managed care organizations and government programs, and records such amounts as reductions of gross product revenues at the time revenue is recognized, with corresponding liabilities recorded in accrued expenses. Rebate estimates are based on contractual terms, applicable program requirements, and product distribution information obtained from the Company's specialty pharmacy regarding payor mix.
Chargebacks. Chargebacks represent the Company's estimated obligations arising from contractual commitments to provide products to government agencies at prices lower than those charged to the Company's specialty pharmacy. The specialty pharmacy submits chargeback claims for the difference between the price paid to the Company and the applicable government-mandated price. The Company estimates chargebacks and records such amounts as reductions of gross product revenues and trade receivables at the time revenue is recognized.
Co-payment assistance programs. Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company estimates co-payment assistance amounts based on program terms and utilization and records such amounts as reductions of product revenue in the same period in which the related revenue is recognized, with a corresponding reduction to the prepaid co-payment assistance asset.
Patient assistance program. The Company offers a patient assistance program that provides free drug product to eligible patients who lack adequate prescription drug coverage or cannot afford treatment. Based on utilization reports provided by the specialty pharmacy, the Company records a reduction of gross product revenue for the full value of product dispensed under the program.
Quick start program. The Company offers a quick start program that provides free drug product to commercial customers while insurance approval, prior authorization, or reimbursement review is pending. The program is available for up to 90 days while the patient secures coverage. Based on utilization reports provided by the specialty pharmacy, the Company records a reduction of gross product revenue for the full value of product dispensed under the program.
Product returns. The Company generally does not accept returns from end customers and will accept returns from its specialty pharmacy only in limited circumstances including product defects, recalls, shipment damage, and certain other specified situations. The Company estimates expected returns and records a reserve at the time product revenue is recognized. Based on historical experience and the limited nature of allowable returns, the reserve has not been material.
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
Restricted Cash
Total restricted cash was $1,451 and $1,601 as of September 30, 2026 and December 31, 2025, respectively, and primarily consisted of $933 and $1,400 as of September 30, 2026 and December 31, 2025, respectively, for a letter of credit the Company is required to maintain associated with its Birmingham lease, which is reflected within other assets in the Condensed Consolidated Balance Sheets.
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
The Company classifies all of its investments as available-for-sale, which are reported at fair value at each condensed consolidated balance sheet date. The Company evaluates its securities in an unrealized loss position at the end of each reporting period to determine whether a credit loss exists. Credit-related impairments are recognized through an allowance for credit losses in the Condensed Consolidated Balance Sheets with a corresponding charge to earnings. Unrealized losses not attributable to credit-related factors and unrealized gains are recognized in accumulated other comprehensive (loss) income, net of applicable taxes.
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
Assets measured at fair value on a recurring basis include cash equivalents and investments (see “Note 5—Fair Value Measurements and Investments”). Liabilities measured at fair value on a recurring basis include liability classified stock option and restricted stock unit awards (see “Note 11—Stock-Based Compensation”). The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
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
The Company’s inventory is subject to expiration dating. At each condensed consolidated balance sheet date, the Company evaluates inventory for excess, obsolete, short-dated, unmarketable, or otherwise impaired items and records valuation reserves as necessary. Inventory is also subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. If certain batches or units of product do not meet quality specifications, the Company records a write-down of any potential unmarketable inventory to its estimated net realizable value with the resulting charge recorded as cost of product sales in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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
Cost of Product Sales
Cost of product sales includes the cost of inventory related to our product revenue during the respective period, including costs associated with the acquisition and manufacture of such inventory. Cost of product sales also includes inventory write-downs and excess or obsolete inventory charges, as well as costs directly associated with the production of the Company’s commercial products.
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
Leases
The Company leases certain assets under operating and finance leases, which consist of real estate leases, laboratory equipment leases and office equipment leases. The Company determines whether a contract is, or contains, a lease at inception. The Company accounts for lease obligations in accordance with ASC Topic 842, Leases (“Topic 842”), which requires a lessee to recognize a right of use asset and a lease liability in its condensed consolidated balance sheet for most leases. For leases with an initial lease term of twelve months or less, the Company recognizes lease expense on a straight-line basis over the lease term. The Company does not separate non-lease components from lease components and instead accounts for them as a single lease component.
Certain of the Company’s leases provide for renewal options, which can vary by lease. The right of use asset and lease liabilities in the Condensed Consolidated Balance Sheets represent payments over the lease term, which include renewal options for certain real estate leases that the Company is reasonably certain to exercise. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis.
The discount rate used to determine the Company’s right of use asset and lease liability is the Company’s incremental borrowing rate on a collateralized basis over a similar term and amount in a similar economic environment, as generally an implicit rate in the lease is not readily determinable.
The Company has not made any residual value guarantees related to its leases; therefore, the Company has no corresponding liability recorded in its Condensed Consolidated Balance Sheets.
The Company periodically reviews its right of use assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the right of use assets, the assets are written down to their estimated fair values.
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
Royalty Financing Obligations
Royalty financing obligations are repaid through royalties based on net sales of ORLADEYO. Interest expense is recognized using the effective interest rate method over the estimated period during which each of the related liabilities will be paid. This requires the Company to estimate the total future royalty payments expected to be generated from product sales over the life of each agreement. The Company reassesses the expected royalty payments each reporting period and accounts for any changes through adjustments to the effective interest rates on a prospective basis. The assumptions used in determining the expected repayment terms of the debt and amortization periods of the issuance costs require that the Company make estimates that could impact the carrying values of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. Significant changes in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, expensing of domestic research costs, and amendments to the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, the Company recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. federal deferred tax assets, the legislation did not have a material impact on its condensed consolidated financial statements.
Foreign Currency
The functional currency of each of the Company’s foreign subsidiaries is primarily the local currency of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated at the exchange rate in effect as of the condensed consolidated balance sheet date. Revenue and expense accounts are translated at the average exchange rate for the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ deficit within accumulated other comprehensive (loss) income. Gains or losses resulting from transactions denominated in foreign currencies are included in foreign currency gains (losses), net, within the Condensed Consolidated Statement of Comprehensive Income (Loss).
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
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ deficit. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive (loss) income and recorded as other expense, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). There were no realized gains or losses reclassified out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025.

Significant Customers and Other Risks
Significant Customers
The Company’s primary source of revenue and cash flow is sales of ORLADEYO in the United States.
ORLADEYO is generally distributed through an arrangement with a single specialty pharmacy in the United States. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) who dispense product to patients. During the three months ended September 30, 2026, the Company transitioned to a new sole source specialty pharmacy for ORLADEYO shipments to patients in the United States. Under the new arrangement, the new specialty pharmacy purchases and holds inventory of ORLADEYO prior to dispensing to patients, whereas under the previous arrangement, the previous specialty pharmacy did not hold inventory prior to dispensing.
For the three and nine months ended September 30, 2025, ORLADEYO and peramivir were distributed through the same specialty pharmacy in the United States, which accounted for approximately 89% and 87% of total product sales for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, ORLADEYO was distributed through two specialty pharmacies as a result of the transition to the new sole source specialty pharmacy for ORLADEYO shipments to patients in the United States in the third quarter of 2026. The previous specialty pharmacy accounted for approximately 53% and 80% of total product sales for the three and nine months ended September 30, 2026, respectively, and the new specialty pharmacy accounted for approximately 43% and 16% of total product sales for the three and nine months ended September 30, 2026, respectively.
Risks from Third-Party Manufacturing and Distribution Concentration
The Company relies on a single source manufacturer for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development and on a single specialty pharmacy for distribution of ORLADEYO shipments to patients in the United States. Delays or disruption in the manufacture or distribution of any product could adversely impact the future procurement stockpiling of the Company’s commercial product, commercial revenue and product candidates.
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
The Company’s trade receivables from sales of ORLADEYO are primarily due from its previous specialty pharmacy and new specialty pharmacy, resulting in a concentration of credit risk. As of September 30, 2026, the previous and new specialty pharmacies accounted for 24% and 68% of trade receivables, net, respectively. As of December 31, 2025, the previous specialty pharmacy accounted for 84% of trade receivables, net.
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
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities, on an annual and interim basis, to provide disaggregated disclosure of certain income statement expenses into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects adoption of ASU 2024-03 will result in additional disclosures and is currently evaluating the impact that this ASU will have on its disclosures. The Company does not expect the adoption of ASU 2024-03 to have a material effect on its Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Comprehensive Income (Loss), or Condensed Consolidated Statement of Cash Flows.
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
The entire amount allocated to the IPR&D – navenibart asset was expensed in accordance with ASC Topic 730, Research and Development. Of the total value ascribed to the IPR&D – navenibart asset, $7,506 related to direct transaction costs incurred prior to the transaction close and were recorded in selling, general and administrative expense in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2025. The remaining value ascribed to the IPR&D – navenibart asset of $697,761 was recognized in acquired in-process research and development in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2026. The amount allocated to the assembled workforce was amortized over two months to reflect the estimated benefit derived from that asset which resulted in amortization expense of $600 being recognized in research and development expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2026.
Astria Stock Options
In connection with the Merger, the vesting of outstanding in-the-money Astria stock options was accelerated and the options were cancelled in exchange for a cash payment equal to the product of the difference between $13.00 and the option’s exercise price and the number of shares underlying the option, for total consideration of $43,403. Options with an exercise price equal to or exceeding $13.00 were cancelled for no consideration. The total consideration was allocated between the portion attributable to pre‑combination service, not to exceed the fair value of the underlying options, and the portion attributable to post‑combination service. The amount attributable to pre‑combination service was measured based on the fair value of the options immediately prior to cash settlement, totaling $14,274, and was included in the total purchase price as cash consideration. The remaining $29,129 was attributable to post-combination service, of which $10,709 was recognized in research and development expense and $18,420 was recognized in selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2026.
Separation Costs
Concurrent with the Closing Date, the Company entered into separation agreements with certain Astria employees. The Company recognized $11,927 of costs associated with the separation agreements during the nine months ended September 30, 2026, of which $3,954 was recognized in research and development expense and $7,973 was recognized in selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2026. The following table summarizes the accrued liability activity recorded in connection with the separation agreements for the nine months ended September 30, 2026:

Balance at December 31, 2025	$—
Workforce reduction expense recorded during the three months ended March 31, 2026	11,927
Amounts paid during the three months ended March 31, 2026	(2,871)
Balance at March 31, 2026	$9,056
Amounts paid during the three months ended June 30, 2026	(3,900)
Balance at June 30, 2026	$5,156
Amounts paid during the three months ended September 30, 2026	(2,670)
Balance at September 30, 2026	$2,486
The Company does not expect to incur any additional significant costs related to the separation agreements. The remaining unpaid costs are expected to be disbursed by September 30, 2027.

Note 3 — Birmingham Closure
On June 29, 2026, the Company announced its plan to discontinue its internal discovery programs and close its Discovery Center of Excellence facility (the “Birmingham facility”) in Birmingham, Alabama (the “Birmingham Closure Plan”). The Company recognized the following one-time expenses in connection with the Birmingham Closure Plan during the three and nine months ended September 30, 2026:

Three and Nine Months Ended September 30, 2026
Employee termination benefits and severance(1)	$7,058
Property and equipment impairment	1,526
Leasehold improvement impairment	4,733
Right of use asset impairment	3,279
Total	$16,596
(1) Includes stock-based compensation expense for certain impacted employees.
The Company expects activities related to the Birmingham Closure Plan to be substantially completed by December 31, 2026, except for ongoing obligations under the Birmingham facility lease.
Separation Costs
In connection with the Birmingham Closure Plan, the Company entered into separation agreements with certain employees. The Company notified all impacted employees in August 2026, and the majority of the impacted employees have planned termination dates in 2026, with certain employees exiting in the first quarter of 2027. The Company recognized $6,061 of costs associated with the separation agreements during the three and nine months ended September 30, 2026, of which $5,150 was recognized in research and development expenses and $911 was recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2026, $1,457 of the costs were paid and the remaining $4,604 is included within accrued expenses in the Condensed Consolidated Balance Sheet.

In addition, the Company recognized incremental stock-based compensation expense of $997 during the three and nine months ended September 30, 2026 related to modifications of equity awards for certain impacted employees.
The following table summarizes the accrued liability activity recorded in connection with the separation agreements for the three months ended September 30, 2026:

Balance at June 30, 2026	$—
Separation costs recorded during the three months ended September 30, 2026	6,061
Amounts paid during the three months ended September 30, 2026	(1,457)
Balance at September 30, 2026	$4,604
The remaining unpaid costs are expected to be disbursed by September 30, 2027.
Property and Equipment
In connection with the Birmingham Closure Plan, the Company entered into agreements to sell the owned property and equipment associated with the Birmingham facility. As of September 30, 2026, the related disposal group met the criteria for classification as held for sale under Topic 360. Accordingly, an impairment charge of $1,526 was recognized in research and development expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the three and nine months ended September 30, 2026 to reduce the carrying value of the disposal group to its fair value less costs to sell. As of September 30, 2026, the property and equipment disposal group was classified as held for sale in the Condensed Consolidated Balance Sheet.
Right of Use Assets
The Company has lease arrangements associated with its Birmingham facility and certain equipment. As part of the Birmingham Closure Plan, the Company committed to a plan to vacate the Birmingham facility and cease use of the leased equipment. As a result of the decision to vacate the facility, the Company was no longer reasonably certain to exercise the optional extension periods under the facility lease. In accordance with Topic 842, the Company reassessed the facility lease term to exclude the optional extension periods and remeasured the related lease liability using the revised lease term and discount rate, resulting in a $2,827 reduction to both the right of use asset and lease liability as of September 30, 2026.
Following the lease remeasurement, the planned actions were also determined to be indicators of impairment under Topic 360. Accordingly, the Company evaluated the facility asset group, which included the facility right of use asset and related leasehold improvements, for recoverability and concluded that its carrying amount was not recoverable. The carrying amounts of the assets were therefore reduced to their estimated fair values of zero. The Company also evaluated the right of use assets associated with the leased equipment for impairment and reduced their carrying amounts to their estimated fair values of zero. As a result, the Company recognized impairment charges of $3,279 related to right of use assets and $4,733 related to leasehold improvements in research and development expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the three and nine months ended September 30, 2026.
Note 4 — Revenue
The Company recorded the following revenues for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ORLADEYO	$174,833	$159,077	$481,382	$450,157
License and other revenues	5,459	318	73,573	18,125
Total revenues	$180,292	$159,395	$554,955	$468,282

ORLADEYO revenue includes product sales and royalties. License and other revenues includes revenue recognized related to the Kaken License Agreement and Neopharmed License Agreement (see “Note 12—Collaborative and Other

Relationships”), quarterly royalty payments from BioCryst Ireland Limited (see “Note 7—Royalty Financing Obligations”), and product sales and royalty revenue related to peramivir.
Revenues from customers in the U.S. represented approximately 96% of ORLADEYO revenues for the three and nine months ended September 30, 2026. Revenues from customers in the U.S. represented approximately 89% of ORLADEYO revenues for the three and nine months ended September 30, 2025.
Note 5 — Fair Value Measurements and Investments
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
Assets measured at fair value on a recurring basis were as follows:

	September 30, 2026
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$55,108	$—	$—	$55,108
Total cash equivalents	55,108	—	—	55,108
Available-for-sale investments:
Obligations of U.S. Government and its Agencies	—	278,027	—	278,027
Total available-for-sale investments	—	278,027	—	278,027
Total assets measured at fair value	$55,108	$278,027	$—	$333,135

	December 31, 2025
	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$35,800	$—	$—	$35,800
Total cash equivalents	35,800	—	—	35,800
Available-for-sale investments:
Obligations of U.S. Government and its Agencies	—	246,175	—	246,175
Total available-for-sale investments	—	246,175	—	246,175
Total assets measured at fair value	$35,800	$246,175	$—	$281,975
Investments
The following tables summarize the fair value of the Company’s investments by type:

	September 30, 2026
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its Agencies	$277,654	$695	$7	$(329)	$278,027
Total investments	$277,654	$695	$7	$(329)	$278,027

	December 31, 2025
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its Agencies	$244,455	$1,491	$234	$(5)	$246,175
Total investments	$244,455	$1,491	$234	$(5)	$246,175
The Company’s investments consist of fixed income securities whose valuations are based on observable direct and indirect inputs, primarily quoted prices of similar, but not identical, instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. These fair values are obtained from independent pricing services.
As of September 30, 2026, the Company had 30 securities with a total estimated fair value of $243,583 in an unrealized loss position. The unrealized losses were primarily attributable to changes in market interest rates and not to deterioration in the credit quality of the issuers. The Company does not have an intent to sell these investments, and it is more likely than not that the investments will be held until recovery of their amortized cost basis. As such, no allowance was recognized.
The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Maturing in one year or less	$278,027	$185,011
Maturing after one year through two years	—	61,164
Total investments	$278,027	$246,175

Note 6 — Inventory
At September 30, 2026 and December 31, 2025, the Company’s inventory related to ORLADEYO and peramivir consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$10,712	$9,997
Work-in-process	29,986	12,891
Finished goods	5,490	7,275
Total inventory	46,188	30,163
Reserves	(1,177)	(775)
Total inventory, net	$45,011	$29,388
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
Under the 2020 RPI Royalty Purchase Agreement, the Company is required to make royalty payments of amounts owed to RPI each calendar quarter following the first commercial sale of ORLADEYO in any country. Under the 2021 RPI Royalty Purchase Agreement, the Company is required to make payments to RPI in respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2021. Under the OMERS Royalty Purchase Agreement, the Company is required to make payments to OMERS in respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2023. OMERS will no longer be entitled to receive any payments on the date in which aggregate payments actually received by OMERS equals 155.0% of the $150,000 purchase price. As of September 30, 2026, cumulative royalties paid and payable under the OMERS Royalty Purchase Agreement were $128,160.
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
In connection with the Stock Purchase Agreement, RPI and OMERS provided their written consent to the consummation of the sale of the Company’s European ORLADEYO business. Concurrent with the closing of the transaction on October 1, 2025, Neopharmed paid a $15,000 royalty release fee to RPI on behalf of the Company and the Company paid a $500 royalty release fee to OMERS. The payments were accounted for as a debt modification and the royalty release fees, totaling $15,500, were capitalized as a reduction to royalty financing obligations and are being amortized as interest expense over the terms of the arrangements using the effective interest rate method. In accordance with the Stock Purchase Agreement, the Company receives quarterly royalty payments from BioCryst Ireland equal to amounts owed under its Royalty Purchase Agreements with RPI and OMERS for the sale of ORLADEYO products in the Territory. During the three and nine months ended September 30, 2026, the Company recognized $1,322 and $7,211, respectively, in license and other revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss) related to the quarterly royalty payments from BioCryst Ireland.
The cash consideration received pursuant to the Royalty Purchase Agreements was recorded as royalty financing obligations in the Company’s Condensed Consolidated Balance Sheets. Deferred financing costs, which consisted primarily of advisory and legal fees, were capitalized as a reduction to royalty financing obligations and are amortized using the effective interest method over the terms of the arrangements. At inception, the royalty financing obligations were measured at fair value based on the Company’s estimates of future royalties expected to be paid to the counterparties over the terms of the arrangements. The Company subsequently records the obligations using the effective interest method. As of September 30, 2026 and December 31, 2025, the carrying values of the royalty financing obligations approximated their fair values and were measured based on the Company’s current estimates of future payments to RPI and OMERS over the lives of the arrangements, which are considered Level 3 inputs. The Company utilizes the prospective method to account for changes in estimated future royalty payments. Under the prospective method, revised estimates of future cash flows result in the determination of new effective interest rates that equate the present value of the revised estimated remaining cash flows with the carrying amounts of the royalty financing obligations. The revised effective interest rate is used prospectively to recognize interest expense for the remaining periods.
The Company periodically assesses the amount and timing of expected royalty payments based on internal projections of future net product sales, which are based on key assumptions, including paid patients and price. If projected royalty payments for the next twelve months exceed interest accretion for the same period, the excess is classified in the royalty financing obligations current liability in the Company’s Condensed Consolidated Balance Sheets.
The following table shows the royalty financing obligations activity for the three and nine months ended September 30, 2026, as well as the effective interest rate as of September 30, 2026:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2025	$169,559	$172,671	$123,458	$465,688
Non-cash interest expense on royalty financing obligations	10,111	—	3,183	13,294
Royalty revenues payable	(14,132)	(1,220)	(16,132)	(31,484)
Balance as of March 31, 2026	$165,538	$171,451	$110,509	$447,498
Non-cash interest expense on royalty financing obligations	10,159	—	2,877	13,036
Royalty revenues payable	(15,148)	(1,309)	(17,288)	(33,745)
Balance as of June 30, 2026	$160,549	$170,142	$96,098	$426,789
Non-cash interest expense on royalty financing obligations	9,843	—	2,496	12,339
Royalty revenues payable	(6,810)	(3,169)	(7,466)	(17,445)
Balance as of September 30, 2026	$163,582	$166,973	$91,128	$421,683

Effective interest rate	24.0%	—%	10.3%
Cash paid for interest on the royalty financing obligations was $18,859 and $45,647 for the three and nine months ended September 30, 2026, respectively. Cash paid for interest on the royalty financing obligations was $18,319 and $55,240 for the three and nine months ended September 30, 2025, respectively.
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
As of September 30, 2026, the Company had total borrowings of $400,000 under the Blackstone Loan Agreement. Interest expense accrued on the Term Loans for the three and nine months ended September 30, 2026 totaled $8,419 and $22,884, respectively, of which $22,789 was paid during the nine months ended September 30, 2026, and $95 was included in accrued expenses in the Condensed Consolidated Balance Sheet as of September 30, 2026.
Debt fees and issuance costs incurred for the Term Loans under the Blackstone Loan Agreement totaled $4,952 and are being amortized as interest expense using the effective interest rate method over the remaining term of the Term Loans. Deferred financing amortization of $209 and $561 was recognized for the three and nine months ended September 30, 2026, respectively.
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
Interest expense on the Tranche A Loan for the three and nine months ended September 30, 2025 was $6,110 and $22,789, respectively, all of which was paid at the end of each quarterly period. Deferred financing amortization for the three and nine months ended September 30, 2025 was $384 and $1,387, respectively.
On April 18, 2025, the Company made a $75,000 partial prepayment on the outstanding principal amount under the Tranche A Loan. In conjunction with the partial prepayment, the Company incurred a $2,250 prepayment premium and paid $424 of interest accrued through the payment date. Additionally, unamortized deferred financing costs of $1,921 associated with the Tranche A Loan were written-off at the time of repayment. Collectively, the prepayment and unamortized deferred financing costs totaled $4,171 and were reflected as a one-time loss on extinguishment of debt in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2025.
On July 24, 2025, the Company made a $50,000 partial prepayment on the outstanding principal amount under the Tranche A Loan. In conjunction with the partial prepayment, the Company incurred a $1,500 prepayment premium and fees of $52 and paid $376 of interest accrued through the payment date. Additionally, unamortized deferred financing costs of $1,188 associated with the Tranche A Loan were written-off at the time of repayment. Collectively, the prepayment and unamortized deferred financing costs totaled $2,740 and are reflected as a one-time loss on extinguishment of debt on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025.
The Company paid off in full the remainder of the outstanding principal balance on the Tranche A Loan of $198,704 as of September 30, 2025 in a final prepayment in the fourth quarter of 2025.
Note 9 — Lease Obligations
The Company leases certain assets under operating leases, which primarily consist of real estate leases, and finance leases, which generally consist of laboratory equipment leases and office equipment leases. The Company’s real estate agreements expire at various times between 2028 and 2033 and its Durham lease includes a five-year renewal option.
Lease expense under operating and finance leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$753	$526	$2,240	$1,596
Finance lease expense:
Amortization of right of use assets	$302	$547	$1,045	$1,639
Interest on lease liabilities	45	84	164	268
Total finance lease expense	$347	$631	$1,209	$1,907
Other supplemental information related to leases was as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	4.0 years	9.4 years
Finance leases	1.8 years	2.3 years
Weighted average discount rate:
Operating leases	8.3%	10.7%
Finance leases	10.1%	9.8%

Maturities of lease liabilities as of September 30, 2026 are as follows:

	Operating Leases	Finance Leases
2026 (remaining)	$791	$325
2027	3,102	991
2028	3,037	458
2029	1,538	26
2030	1,092	—
Thereafter	1,491	—
Total lease payments	11,051	1,800
Less imputed interest	(1,790)	(154)
Total	$9,261	$1,646
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$164	$268
Operating cash flows for operating leases	$1,875	$1,347

Operating lease assets obtained in exchange for operating lease liabilities	$4,198	$366
Finance lease assets obtained in exchange for finance lease liabilities	$—	$870
Non-cash (decrease) increase to operating lease assets due to remeasurement of operating lease liabilities	$(2,827)	$786
Non-cash decrease to finance lease assets due to remeasurement of finance lease liabilities	$(175)	$—
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

Shares Reserved for Future Issuance of Common Stock
The Company had reserved shares of common stock for issuance as follows:

	September 30, 2026	December 31, 2025
Shares reserved for exercises of outstanding stock options	36,434	43,344
Shares reserved for vesting of restricted stock units	12,172	12,166
Shares reserved for future issuance under the Stock Incentive Plan	15,785	6,852
Shares reserved for future issuance under the Inducement Equity Incentive Plan	1,001	1,460
Shares reserved for future issuance under the Employee Stock Purchase Plan	4,327	4,674
Total shares reserved for future issuance	69,719	68,496
Note 11 — Stock-Based Compensation
As of September 30, 2026, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 20, 2026 and approved by the Company’s stockholders on June 11, 2026. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on October 26, 2023. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Incentive Plan	$12,797	$16,232	$40,421	$54,841
Inducement Plan	1,248	2,179	4,049	5,852
ESPP	199	233	493	623
Total stock-based compensation costs	$14,244	$18,644	$44,963	$61,316
Capitalized stock-based compensation costs	—	(43)	—	(43)
Total stock-based compensation costs included in operating expenses	$14,244	$18,601	$44,963	$61,273
Extension of Exercise Period
In December 2025, the Company extended the post-termination exercise period of certain vested stock option awards at the time of retirement for certain individuals to the original expiration date of the option awards. The Company considered this to be a modification of existing awards under ASC Topic 718, Compensation - Stock Compensation (“Topic 718”) and determined the incremental fair value associated with the modification using a binomial lattice model. In connection with the modification, the Company recognized incremental stock-based compensation expense of $1,891 and $8,323 during the three and nine months ended September 30, 2026, respectively.
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
The liability for the modified awards is measured at fair value at each reporting period. The options are valued using a Black-Scholes option pricing model which incorporates significant unobservable inputs. This remeasurement resulted in the recognition of a gain of $2,986 and loss of $345 in other income, net in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026, respectively, and a $536 increase and $144 decrease to additional paid-in capital during the three and nine months ended September 30, 2026, respectively.
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Condensed Consolidated Balance Sheets using Level 3 inputs:

Balance at December 31, 2025	$13,743
Remeasurement of share-based liability	3,444
Options exercised	(971)
Balance at March 31, 2026	$16,216
Remeasurement of share-based liability	567
Options exercised	(423)
Balance at June 30, 2026	$16,360
Remeasurement of share-based liability	(3,522)
Balance at September 30, 2026	$12,838
Stock Incentive Plan
The following table summarizes stock option activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	38,664	$7.83
Granted	1,015	9.01
Exercised	(3,734)	5.93		$11,617
Cancelled or Forfeited	(2,882)	10.11
Outstanding at September 30, 2026	33,063	$7.89	5.74	$36,712
Exercisable at September 30, 2026	20,968	$8.07	4.51	$24,347

The following table summarizes restricted stock unit activity under the Incentive Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	11,141	$7.40
Granted	796	8.60
Vested	(339)	9.30
Forfeited	(875)	7.20
Unvested at September 30, 2026	10,723	$7.47
For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the nine months ended September 30, 2026 and 2025 was $8.60 and $9.17, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
Inducement Equity Incentive Plan
The following table summarizes stock option activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	4,680	$8.33
Granted	353	7.37
Exercised	(1,124)	5.21		$4,299
Cancelled or Forfeited	(538)	12.64
Outstanding at September 30, 2026	3,371	$8.59	5.51	$5,566
Exercisable at September 30, 2026	2,337	$8.96	4.76	$4,411
The following table summarizes restricted stock unit activity under the Inducement Plan:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	1,025	$8.17
Granted	810	7.96
Vested	(220)	9.24
Forfeited	(166)	7.70
Unvested at September 30, 2026	1,449	$7.94
For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards is determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the nine months ended September 30, 2026 and 2025 was $7.96 and $8.47, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

Note 12 — Collaborative and Other Relationships
Navenibart
Kaken Pharmaceutical Co., Ltd. (“Kaken”)
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
In accordance with Topic 606, two performance obligations were identified under the Kaken License Agreement: (i) the performance of research and development services and (ii) the delivery of the license. The Company re-evaluates the transaction price at the end of each reporting period and adjusts the estimate as changes in circumstances occur. As of September 30, 2026, the estimated transaction price was determined to be approximately $18,321, consisting of fixed consideration of $16,000 related to the upfront payment and variable consideration of $2,321 related to the estimated reimbursement of research and development services. Variable consideration is estimated each reporting period using the expected value method based on the most current forecasts. Potential milestone payments and sales-based royalties were excluded from the transaction price as they were constrained and will be recognized if and when the related milestones or sales occur.
As of September 30, 2026, the Company allocated $15,921 of the transaction price to the research and development services and the remaining $2,400 was allocated to delivery of the license. The fixed consideration was allocated to the performance obligations based on their relative standalone selling prices. The variable consideration was allocated to the performance obligation to which it is determined to be related, which is the reimbursement of research and development services to be incurred.
Revenue allocated to the research and development services is recognized over time using an input method based on costs incurred. Revenue allocated to the license will be recognized at the point in time at which control of the Navenibart Licensed Product in Japan is transferred to Kaken. During the three and nine months ended September 30, 2026, the Company recognized $1,635 and $4,089 of revenue related to the Kaken License Agreement, respectively, in license and other revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2026, the deferred revenue related to the upfront payment and cost-sharing reimbursements was $10,105, of which $4,117 is classified as current and $5,988 is classified as non-current in the Condensed Consolidated Balance Sheet.
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
In accordance with Topic 606, two performance obligations were identified under the Neopharmed License Agreement: (i) the delivery of the license and (ii) the performance of research and development services. The Company re-evaluates the transaction price at the end of each reporting period and adjusts the estimate as changes in circumstances occur. As of September 30, 2026, the estimated transaction price was determined to be $70,000, consisting of the upfront payment. Potential milestone payments and sales-based royalties were excluded from the transaction price as they were fully constrained and will be recognized if and when the related milestones or sales occur.
The Company allocated $54,513 of the transaction price to the delivery of the license and the remaining $15,487 was allocated to the research and development services. The transaction price was allocated to the performance obligations based on their relative standalone selling prices.

Revenue allocated to the license was recognized upon execution of the Neopharmed License Agreement, when control of the Navenibart Licensed Product in Europe transferred to Neopharmed. Revenue allocated to the research and development services is recognized over time using an input method based on costs incurred. During the three months ended September 30, 2026, the Company recognized $2,228 of revenue related to the performance of research and development services. During the nine months ended September 30, 2026, the Company recognized $57,957 of revenue, comprised of $54,513 related to the delivery of the license and $3,444 related to the performance of research and development services. Revenue recognized under the Neopharmed License Agreement is reflected in license and other revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2026, the deferred revenue related to the upfront payment was $12,044, of which $6,418 is classified as current and $5,626 is classified as non-current in the Condensed Consolidated Balance Sheet.
Note 13 — Workforce Reduction
2026 Workforce Reduction
In September 2026, the Company notified employees impacted by a workforce reduction. The majority of the impacted employees had termination dates in October 2026, with certain employees having termination dates in the first quarter of 2027.
The Company recognized $3,374 of costs related to this workforce reduction during the three and nine months ended September 30, 2026, of which $665 was recognized in research and development expenses and $2,709 was recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes the accrued liability activity recorded in connection with the workforce reduction for the three months ended September 30, 2026:

Balance at June 30, 2026	$—
Workforce reduction expense recorded during the three months ended September 30, 2026	3,374
Amounts paid during the three months ended September 30, 2026	—
Balance at September 30, 2026	$3,374
The Company does not expect to incur any additional significant costs related to this workforce reduction. The remaining unpaid costs are expected to be disbursed by September 30, 2027.
2025 Workforce Reduction
In December 2025, the Company notified employees impacted by a workforce reduction. The majority of the impacted employees had termination dates in December 2025, and certain employees had termination dates in the first quarter of 2026.
The Company recognized $6,314 of costs related to the workforce reduction during the year ended December 31, 2025. As of September 30, 2026, all of the costs were paid and the Company does not expect to incur any additional significant costs related to this workforce reduction.
The following table summarizes the accrued liability activity recorded in connection with the workforce reduction for the nine months ended September 30, 2026:

Balance at December 31, 2025	$5,478
Amounts paid during the three months ended March 31, 2026	(4,882)
Balance at March 31, 2026	$596
Amounts paid during the three months ended June 30, 2026	(532)
Balance at June 30, 2026	$64
Amounts paid during the three months ended September 30, 2026	(64)
Balance at September 30, 2026	$—

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
The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss). This measure is used to monitor budget versus actual results to evaluate the performance of the segment. The CODM uses consolidated cash, cash equivalents and investments as the measure of segment assets. As of September 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents, and investments were $374,998 and $335,911, respectively.
The following table illustrates information about segment revenues, significant segment expenses, and segment net income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$180,292	$159,395	$554,955	$468,282

Less[1]:
Cost of product sales	1,574	2,187	10,791	9,553
Acquired in-process research and development	—	—	697,761	—
Research and development (excluding stock-based compensation)
Navenibart	17,995	—	45,064	—
BCX17725	3,772	7,574	10,919	13,346
Berotralstat	683	2,575	4,090	9,214
Avoralstat	(5)	1,800	1,239	7,584
Research, discovery and preclinical programs	147	5,493	8,332	12,095
Compensation and related personnel costs	13,777	13,313	52,258	38,025
Other non-program specific and indirect costs	16,079	7,329	30,542	20,621
Sales and marketing (excluding stock-based compensation)	37,726	44,114	114,626	137,373
General and administrative (excluding stock-based compensation)	20,970	26,818	84,173	78,594
Stock-based compensation	14,244	18,601	44,963	61,273
Interest income	(3,073)	(2,238)	(7,763)	(7,778)
Interest expense	21,185	19,661	62,676	64,737
Foreign currency (gains) losses, net	(22)	(35)	176	27
Loss on extinguishment of debt	—	2,740	—	6,911
Other income, net	(3,345)	(2,667)	(2,143)	(2,667)
Income tax expense (benefit)	669	(769)	2,752	1,358
Consolidated net income (loss)	$37,916	$12,899	$(605,501)	$18,016
[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see “Note 4—Revenue”.

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
On March 10, 2025 (as supplemented by the First Amended Complaint filed in December 2025), the Company ﬁled a patent infringement lawsuit in the United States District Court for the District of Delaware against Annora, Hetero Labs Limited, Hetero USA, Inc., and Camber Pharmaceuticals, Inc. (collectively, the “Defendants”), asserting infringement of the Challenged Patents arising from Annora’s ANDA filing with the FDA. The Company is seeking, among other remedies, equitable relief enjoining the Defendants from infringing the Challenged Patents, as well as an order that the eﬀective date of any FDA approval of the ANDA would be a date no earlier than the expiration of the Challenged Patents (including any regulatory extensions). While the Company intends to vigorously defend its intellectual property rights protecting ORLADEYO, this matter is in the early stages of litigation and has been stayed until 2031, and no assessment can be made as to the likely outcome of this matter or whether it will be material to the Company. Accordingly, an estimate of the potential loss, or range of loss, if any, to the Company relating to this matter is not possible at this time.
Other Arrangements
The Company has collaborative, licensing, and research and development services agreements in place for which it could be obligated to make payments upon certain developmental, regulatory, or commercial milestones, and future royalty payments, which would be reflected in the financial statements upon the occurrence of such contingent events. Except as disclosed in “Note 12—Collaborative and Other Relationships”, there have been no changes to material arrangements during the nine months ended September 30, 2026 as compared to those disclosed in “Note 16—Collaborative and Other Relationships” to the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2025.

Note 16 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$37,916	$12,899	$(605,501)	$18,016
Denominator:
Weighted average shares of common stock outstanding: basic	255,634	210,176	250,840	209,531
Net income (loss) per common share: basic	$0.15	$0.06	$(2.41)	$0.09
Effect of dilutive securities:
Stock options to purchase common stock	5,652	5,023	—	5,261
Unvested restricted stock unit awards	6,302	4,663	—	3,532
Shares issuable under the employee stock purchase plan	33	23	—	25
Dilutive potential common shares	11,987	9,709	—	8,818
Weighted average shares of common stock outstanding: diluted	267,621	219,885	250,840	218,349
Net income (loss) per common share: diluted	$0.14	$0.06	$(2.41)	$0.08
For the three months ended September 30, 2026 and three and nine months ended September 30, 2025, the dilutive effect of outstanding stock options, restricted stock unit awards, and shares issuable under the employee stock purchase plan was calculated using the treasury method, whereby all such awards are assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options, restricted stock units and shares issuable under the employee stock purchase plan, were assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding. The following table summarizes potential shares of common stock that were excluded from the computation of diluted net income (loss) per share as they were anti-dilutive for the three months ended September 30, 2026 and three and nine months ended September 30, 2025:

	As of September 30,
	2026	2025
Outstanding stock options	16,519	21,818
Unvested restricted stock unit awards	64	373
Total	16,583	22,191
For the nine months ended September 30, 2026, during which the Company recorded a net loss, all potentially dilutive securities, including outstanding stock options and restricted stock unit awards, were excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For this period, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same.
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
Overview
We are a global biotechnology company focused on developing and commercializing medicines for hereditary angioedema (“HAE”) and other rare diseases, driven by our deep commitment to improving the lives of people living with these conditions. We have built a robust commercial infrastructure to support the successful commercialization of ORLADEYO, an oral, once-daily therapy discovered and developed internally for the prevention of HAE attacks. Our business strategy includes leveraging this established commercial platform to successfully commercialize a pipeline of potential first-in-class or best-in-class oral small-molecule and injectable protein therapeutics targeting a range of rare diseases. In June 2026, we announced that we would discontinue our internal discovery programs and close our Discovery Center of Excellence facility in Birmingham, Alabama (the “Birmingham Closure Plan”). We are focusing on identifying and advancing high-value opportunities through external innovation, rigorous scientific evaluation, and disciplined capital allocation. By utilizing our existing commercial capabilities and focusing on rare disease markets, we believe that we can most effectively optimize our costs and strategically allocate resources to support long-term, sustainable growth.
Products and Product Candidates
ORLADEYO® (berotralstat)
ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of HAE attacks. A capsule formulation of ORLADEYO is approved in the United States and other global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older. In December 2025, the U.S. Food and Drug Administration (“FDA”) approved an oral pellet formulation of once-daily ORLADEYO for prophylactic therapy in pediatric patients with HAE aged 2 to <12 years, and in October 2026, the FDA approved the 150 mg oral pellet formulation of once-daily ORLADEYO for prophylactic therapy in adults and adolescents aged 12 years and older. Additionally, in August 2026, Japan’s Ministry of Health, Labor and Welfare granted marketing approval for ORLADEYO for prophylactic therapy in pediatric patients with HAE aged 2 to <12 years.
Revenue from sales of ORLADEYO for the three and nine months ended September 30, 2026 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including, but not limited to, the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, our pricing strategy, competition and market trends. We monitor and analyze this data on an ongoing basis as we continue to commercialize ORLADEYO and adjust our forecasts accordingly.
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
Revenues and Expenses
Our revenues are difficult to predict and depend on several factors, including those discussed in the “Risk Factors” section in Part II, Item 1A of this report. For example, our revenues depend, in part, on regulatory approval decisions for our products and product candidates, the effectiveness of our and our collaborative partners’ commercialization efforts, market acceptance of our products, particularly ORLADEYO, and the resources dedicated to our products and product candidates by us and our collaborative partners, as well as entering into or modifying licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward, and the achievement of, developmental milestones by us or our collaborative partners. In addition, as noted below under “Results of Operations” in this MD&A, our new specialty pharmacy established its initial inventory position in the three months ended September 30, 2026, and the related purchases contributed favorably to revenue during the period.
Our operating expenses are also difficult to predict and depend primarily on research and development activities, including clinical research activities, and the ongoing requirements of our development programs, as well as the costs of commercialization, drug manufacturing, direction from regulatory agencies and the factors discussed in the “Risk Factors” section in Part II, Item 1A of this report. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments. In June 2026, we announced the Birmingham Closure Plan, and we recognized certain related one-time expenses during the three months ended September 30, 2026. See “Note 3—Birmingham Closure” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on the Birmingham Closure Plan and related expenses.
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
Recent Developments

ORLADEYO (berotralstat)

On August 5, 2026, we announced that initial product shipments of ORLADEYO oral pellets to pediatric patients began the week of August 3, 2026, marking a new paradigm in the treatment of HAE in pediatrics. In addition, to support the growing scale of ORLADEYO across both adults and pediatrics, we announced that we engaged a new commercial pharmacy partner for ORLADEYO to serve as our sole source specialty pharmacy for ORLADEYO shipments to patients in the United States beginning in the third quarter of 2026.

On August 25, 2026, we announced that Japan’s Ministry of Health, Labor and Welfare granted marketing approval for ORLADEYO for prophylactic therapy in pediatric patients with HAE aged 2 to <12 years.

On October 21, 2026, we announced that the FDA approved the supplemental new drug application for use of the 150 mg oral pellet formulation of once-daily ORLADEYO for prophylactic therapy in adults and adolescents aged 12 years and older.

Scientific Advisory Board

On October 5, 2026, we announced the formation of a Scientific Advisory Board (“SAB”) comprising seven accomplished scientific and industry leaders with deep expertise across rare disease research and drug development. The SAB will provide independent scientific and strategic guidance as we aim to advance our research and development strategy and build a high value novel drug pipeline.
Results of Operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Revenues
The following table summarizes our revenues for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
ORLADEYO	$174,833	$145,265
European ORLADEYO business	—	13,812
Total ORLADEYO	174,833	159,077
License and other revenues	5,459	318
Total revenues	$180,292	$159,395
The $20.9 million increase in total revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by:
•$29.6 million increase in ORLADEYO revenue, excluding revenues associated with our European ORLADEYO business, primarily due to the transition to a new sole source specialty pharmacy for ORLADEYO shipments to patients in the United States in the third quarter of 2026, as well as growth in the underlying U.S. business (reflecting an increase in net price and higher volume of oral pellets for pediatric patients, partially offset by lower capsule shipments). Unlike the previous specialty pharmacy arrangement, the new specialty pharmacy takes title to and maintains inventory of ORLADEYO prior to dispensing to patients and is required to maintain 7-21 days of inventory on hand. In connection with the transition, the new specialty pharmacy established its initial inventory position in the third quarter of 2026, and the related purchases contributed favorably to revenues during the period in an amount in the upper teens of millions of dollars. As of September 30, 2026, inventory levels at the new specialty pharmacy were at the lower end of the required range; and
•$5.1 million increase in license and other revenues primarily attributable to the recognition of $2.2 million of revenue related to the Neopharmed License Agreement and $1.6 million of revenue related to the Kaken License Agreement (see “Note 12—Collaborative and Other Relationships” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information on these agreements), and $1.3 million in quarterly royalty payments from BioCryst Ireland Limited; partially offset by:
•$13.8 million decrease in revenues associated with our European ORLADEYO business due to the sale of our European ORLADEYO business to Neopharmed Gentili S.p.A. (“Neopharmed”) on October 1, 2025.

The following table summarizes our revenues for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
ORLADEYO	$481,382	$411,499
European ORLADEYO business	—	38,658
Total ORLADEYO	481,382	450,157
License and other revenues	73,573	18,125
Total revenues	$554,955	$468,282
The $86.7 million increase in total revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by the following:
•$69.9 million increase in ORLADEYO revenue, excluding revenues associated with our European ORLADEYO business, primarily due to the transition to a new sole source specialty pharmacy for ORLADEYO shipments to patients in the United States in the third quarter of 2026, as well as growth in the underlying U.S. business (reflecting an increase in net price and higher volume of capsules and oral pellets for pediatric patients). Unlike the previous specialty pharmacy arrangement, the new specialty pharmacy takes title to and maintains inventory of ORLADEYO prior to dispensing to patients and is required to maintain 7-21 days of inventory on hand. In connection with the transition, the new specialty pharmacy established its initial inventory position in the third quarter of 2026, and the related purchases contributed favorably to revenues during the period in an amount in the upper teens of millions of dollars. As of September 30, 2026, inventory levels at the new specialty pharmacy were at the lower end of the required range; and
•$55.4 million increase in license and other revenues primarily attributable to:
◦$58.0 million increase due to the recognition of revenue related to the Neopharmed License Agreement;
◦$7.2 million increase due to revenue related to quarterly royalty payments from BioCryst Ireland Limited; and
◦$4.1 million increase due to the recognition of revenue related to the Kaken License Agreement; partially offset by:
◦$13.2 million decrease in direct sales of peramivir primarily due to lower direct sales of peramivir to the U.S. Department of Health and Human Services (“HHS”) following the expiration of the initial 12‑month base ordering period in September 2025, after which no additional ordering periods were exercised; partially offset by:
• $38.7 million decrease in revenues associated with our European ORLADEYO business due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
Cost of product sales
The following table summarizes our cost of product sales for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Cost of product sales - ORLADEYO	$1,558	$1,462
Cost of product sales - peramivir	16	5
European ORLADEYO business	—	720
Total cost of product sales	$1,574	$2,187

The $0.6 million decrease in cost of product sales for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by a decrease in cost of product sales associated with our European ORLADEYO business due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
The following table summarizes our cost of product sales for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Cost of product sales - ORLADEYO	$7,991	$4,099
Cost of product sales - peramivir	2,800	2,989
European ORLADEYO business	—	2,465
Total cost of product sales	$10,791	$9,553
The $1.2 million increase in cost of product sales for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in ORLADEYO sales to our partners, partially offset by a decrease in cost of product sales associated with our European ORLADEYO business due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
Acquired in-process research and development expense
Acquired in-process research and development expense was $697.8 million for the nine months ended September 30, 2026 related to the non-cash charge recognized for the value assigned to the navenibart in-process research and development asset acquired as part of the Merger. See “Note 2—Acquisition of Astria Therapeutics, Inc.” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information on the Merger.
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
We do not maintain or evaluate internal research and development costs on a program-by-program basis as certain costs may benefit multiple programs. We do not allocate non-program specific external costs or internal costs to programs.

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Navenibart	$17,995	$—
BCX17725	3,772	7,574
Berotralstat	683	2,574
Avoralstat	(5)	1,800
Research, discovery and preclinical programs	147	5,491
Compensation and related personnel costs	13,777	13,218
Stock-based compensation	5,765	6,519
Other non-program specific and indirect costs	16,079	7,331
European ORLADEYO business (excluding stock-based compensation)	—	96
Total research and development expenses	$58,213	$44,603
The increase in research and development expenses for the three months ended September 30, 2026 compared to three months ended September 30, 2025 was primarily driven by the following:
•$18.0 million increase in navenibart due to the acquisition of the Phase 3 product candidate in connection with the Merger; and
•$8.7 million increase in other non-program specific and indirect costs primarily due to the recognition of $9.5 million of impairment expense related to the Birmingham Closure Plan (see “Note 3—Birmingham Closure” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report).
These increases were partially offset by the following:
•$5.3 million decrease in research, discovery and preclinical programs due to the discontinuation of various programs as a result of the Birmingham Closure Plan;
•$3.8 million decrease in BCX17725 primarily due to a decrease in drug manufacturing activities;
•$1.9 million decrease in berotralstat primarily attributed to a decrease in manufacturing and other costs incurred to support FDA approval in pediatric patients in 2025; and
•$1.8 million decrease in avoralstat due to the discontinuation of the program in the first quarter of 2026.

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Navenibart	$45,064	$—
BCX17725	10,919	13,346
Berotralstat	4,090	8,237
Avoralstat	1,239	7,584
Research, discovery and preclinical programs	8,332	12,095
Compensation and related personnel costs	52,258	37,464
Stock-based compensation	18,057	24,374
Other non-program specific and indirect costs	30,542	20,620
European ORLADEYO business (excluding stock-based compensation)	—	1,539
Total research and development expenses	$170,501	$125,259
The increase in research and development expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by the following:
•$45.1 million increase in navenibart due to the acquisition of the Phase 3 product candidate in connection with the Merger;
•$14.8 million increase in compensation and related personnel costs primarily due to $10.7 million associated with the portion of the Astria stock option payout attributable to post-combination service in connection with the Merger, and a $6.4 million increase in severance costs driven by employee termination and separation costs related to the Birmingham Closure Plan and Astria related severance costs, partially offset by a $2.5 million decrease in personnel costs due to lower headcount; and
•$9.9 million increase in other non-program specific and indirect costs primarily due to the recognition of $9.5 million of impairment expense related to the Birmingham Closure Plan.
These increases were partially offset by the following:
•$6.3 million decrease in avoralstat due to the discontinuation of the program in the first quarter of 2026;
•$6.3 million decrease in stock-based compensation expense primarily due to research and development related turnover and prior period acceleration of expense pursuant to the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, partially offset by a modification to extend the post-termination exercise period of certain vested stock option awards at the time of retirement for certain individuals to the original expiration date, resulting in $6.8 million of incremental expense in 2026, and $1.0 million equity modifications in connection with employee terminations related to the Birmingham Closure Plan;
•$4.1 million decrease in berotralstat primarily attributed to a decrease in manufacturing and other costs to support FDA approval in pediatric patients in 2025;
•$3.8 million decrease in research, discovery and preclinical programs due to the discontinuation of various programs as a result of the Birmingham Closure Plan;
•$2.4 million decrease in BCX17725 primarily due to a decrease in drug manufacturing activities; and
•$1.5 million decrease in research and development expenses associated with our European ORLADEYO business (excluding stock-based compensation) due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.

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
The following table summarizes our selling, general, and administrative expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Sales and marketing (excluding stock-based compensation)	$37,726	$34,977
General and administrative (excluding stock-based compensation)	20,970	23,835
European ORLADEYO business (excluding stock-based compensation)	—	12,120
Stock-based compensation	8,479	12,082
Total selling, general, and administrative expenses	$67,175	$83,014
The increase in sales and marketing expenses (excluding stock-based compensation) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by $3.0 million of expense associated with the transition to a new sole source specialty pharmacy for ORLADEYO shipments to patients in the United States in the third quarter of 2026 and $1.7 million of cash separation costs related to the September 2026 workforce reduction (see “Note 13—Workforce Reduction” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report); partially offset by a $1.2 million decrease in manufacturing support related costs.
The decrease in general and administrative expenses (excluding stock-based compensation) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by a decrease in transaction-related costs, partially offset by $1.9 million of cash separation costs related to the Birmingham Closure Plan and the September 2026 workforce reduction.
Expenses associated with our European ORLADEYO business (excluding stock-based compensation) were $12.1 million for the three months ended September 30, 2025. There were no corresponding expenses for the three months ended September 30, 2026 due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
The decrease in stock-based compensation expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributed to employee turnover, prior period acceleration of expense pursuant to the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, and prior period adjustments for estimated forfeitures.
The following table summarizes our selling, general, and administrative expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Sales and marketing (excluding stock-based compensation)	$114,626	$106,878
General and administrative (excluding stock-based compensation)	84,173	70,505
European ORLADEYO business (excluding stock-based compensation)	—	38,584
Stock-based compensation	26,906	36,899
Total selling, general, and administrative expenses	$225,705	$252,866

The increase in sales and marketing expenses (excluding stock-based compensation) for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by the following:
•$3.7 million of expense associated with the portion of the Astria stock option payout attributable to post-combination service in connection with the Merger;
•$3.8 million increase in severance costs primarily driven by Astria related severance costs and cash separation costs related to the September 2026 workforce reduction; and
•$3.0 million of expense associated with the transition to a new sole source specialty pharmacy for ORLADEYO shipments to patients in the United States in the third quarter of 2026.
These increases were partially offset by $3.3 million decrease in manufacturing support related costs.
The increase in general and administrative expenses (excluding stock-based compensation) for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by the following:
•$14.7 million of expense associated with the portion of the Astria stock option payout attributable to post-combination service in connection with the Merger;
•$6.5 million increase in severance costs driven by $6.3 million of Astria related severance costs in connection with the Merger; and
•$6.5 million increase due to incremental employee, facility, and other costs associated with Astria.
These increases were partially offset by:
•$8.5 million of transaction-related costs incurred in 2025 associated with the sale of our European ORLADEYO business to Neopharmed on October 1, 2025;
•$4.6 million decrease in personnel related costs due to lower headcount; and
•$1.5 million of transaction-related costs incurred in 2025 in connection with the Merger.
Expenses associated with our European ORLADEYO business (excluding stock-based compensation) were $38.6 million for the nine months ended September 30, 2025. There were no corresponding expenses for the nine months ended September 30, 2026 due to the sale of our European ORLADEYO business to Neopharmed on October 1, 2025.
The decrease in stock-based compensation expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributed to employee turnover, prior period acceleration of expense pursuant to the BioCryst Pharmaceuticals, Inc. Equity Award Retirement Policy, and prior period adjustments for estimated forfeitures.
Other income (expense)

The following tables summarize our other income (expense) for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,
	2026	2025
Interest income	$3,073	$2,238
Interest expense	(21,185)	(19,661)
Foreign currency gains, net	22	35
Loss on extinguishment of debt	—	(2,740)
Other income, net	3,345	2,667
Total other expense, net	$(14,745)	$(17,461)

	Nine Months Ended September 30,
	2026	2025
Interest income	$7,763	$7,778
Interest expense	(62,676)	(64,737)
Foreign currency losses, net	(176)	(27)
Loss on extinguishment of debt	—	(6,911)
Other income, net	2,143	2,667
Total other expense, net	$(52,946)	$(61,230)
Interest expense was primarily comprised of non-cash interest expense due to the amortization of interest associated with our royalty financing obligations and interest expense associated with the borrowings under the Blackstone Loan Agreement (as defined below) for the three and nine months ended September 30, 2026 and Pharmakon Loan Agreement (as defined in “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report) for the three and nine months ended September 30, 2025. The decrease in interest expense for the nine months ended September 30, 2026 was primarily due to a lower effective interest rate under the Blackstone Loan Agreement as compared to the Pharmakon Loan Agreement.
In April 2025 and July 2025, we made $75.0 million and $50.0 million partial prepayments, respectively, on the outstanding principal amount under the Pharmakon term loan resulting in a one-time loss on extinguishment of debt of $2.7 million and $6.9 million for the three and nine months ended September 30, 2025, respectively. We paid off the remainder of the outstanding principal balance of $198.7 million as of September 30, 2025 in two separate prepayments in the third and fourth quarters of 2025.
Income tax expense
For the three months ended September 30, 2026, income tax expense was $0.7 million compared to an income tax benefit of $0.8 million for the three months ended September 30, 2025. The increase in income tax expense was primarily due to the tax benefit recognized in the third quarter of 2025 resulting from the enactment of the One Big Beautiful Bill Act (“OBBBA”) during the three months ended September 30, 2025 which allowed additional taxable deductions for domestic research and development expenditures.
For the nine months ended September 30, 2026, income tax expense was $2.8 million compared to $1.4 million for the nine months ended September 30, 2025. The increase in income tax expense was primarily driven by the increase in U.S. and foreign taxable income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity consisted of cash, cash equivalents and available-for-sale investments totaling $375.0 million, cash generated from ORLADEYO sales, the potential for additional term loans under the Blackstone Loan Agreement (as defined below), proceeds from licensing and collaborative agreements, and royalty financing arrangements. In addition to the above, we have previously received funding from other sources, including public offerings and private placements of equity securities, cash from research and development agreements, including U.S. Government contracts, government grants, research grants, and interest income on our investments.
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
The Blackstone Loan Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type (including a minimum liquidity covenant), as well as customary events of default. Certain of the customary negative covenants limit our ability and the ability of certain of our subsidiaries to, among other things, dispose of assets, engage in mergers, acquisitions and similar transactions, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay certain other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions. A failure to comply with the covenants in the Blackstone Loan Agreement, or an occurrence of any other event of default, could permit the lenders under the Blackstone Loan Agreement to declare the borrowings thereunder, together with accrued interest and fees, and any applicable yield protection premium, to be immediately due and payable. We were in compliance with the covenants in the Blackstone Loan Agreement as of September 30, 2026. See “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the Blackstone Loan Agreement.
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
Cash Flows

The following table summarizes our cash flows for each period presented:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$75,534	$55,409
Investing activities	(457,671)	69,794
Financing activities	389,323	(131,971)
Effect of exchange rates on cash, cash equivalents and restricted cash	(101)	1,342
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	7,085	(5,426)
Less: net increase in cash and cash equivalents classified within current assets held for sale	—	(14,840)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,085	$(20,266)
Operating Activities
During the nine months ended September 30, 2026, we incurred a net loss of $605.5 million, which was primarily driven by the non-cash acquired in-process research and development charge of $697.8 million related to the Merger. After adjusting for this, other non-cash cash items totaling $94.5 million, and operating assets and liabilities used of $111.2 million, net cash provided by operating activities totaled $75.5 million.
During the nine months ended September 30, 2025, we generated net income of $18.0 million. After adjusting for non-cash items totaling $98.5 million, and operating assets and liabilities used of $61.1 million, net cash provided by operating activities totaled $55.4 million.
Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities of $457.7 million primarily related to cash paid for the acquisition of Astria, net of cash acquired, of $489.5 million and $275.8 million of purchases of investment securities, partially offset by $308.4 million of sales and maturities of investment securities.
During the nine months ended September 30, 2025, net cash provided by investing activities of $69.8 million primarily related to sales and maturities of investment securities of $207.6 million, partially offset by purchases of investment securities of $136.7 million.
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities of $389.3 million primarily consisted of net proceeds from the Term Loans under the Blackstone Loan Agreement of $395.0 million and common stock issued under stock-based compensation plans of $29.9 million, partially offset by principal payments on royalty financing obligations of $28.5 million and withholding taxes paid on stock-based awards of $6.3 million.
During the nine months ended September 30, 2025, net cash used in financing activities of $132.0 million primarily consisted of repayment of Pharmakon term loan principal and related prepayment premium and fees totaling $119.6 million and principal payments on royalty financing obligations of $16.4 million, partially offset by net proceeds from common stock issued under stock-based compensation plans of $8.5 million.
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
Revenues from product sales are recorded at the net selling price (transaction price), which includes estimates of variable consideration including government and managed care rebates, chargebacks, co-payment and patient assistance, quick starts, and product returns. Variable consideration is estimated using the expected value method and is included in product sales, net only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Estimates are reassessed each reporting period. If actual results vary from estimates, adjustments are recognized, which would affect net product revenue and earnings in the period identified.
The most subjective of these estimates are government and managed care rebates. We estimate rebates payable to third-party payors, including managed care organizations and government programs, and record such amounts as reductions of gross product revenues at the time revenue is recognized, with corresponding liabilities recorded in accrued expenses. Rebate estimates are based on contractual terms, applicable program requirements, and product distribution information obtained from our specialty pharmacy regarding payor mix.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Blackstone Loan Agreement. The Term Loans under the Blackstone Loan Agreement accrue interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which shall be no less than 1.75%, plus 4.50% per annum, plus 0.50% per annum for each quarterly interest period in which a Blackstone PIK Interest Payment (as defined in “Note 8—Debt” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) is made. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Term Loans. For the three months ended September 30, 2026, interest was accrued at an effective rate of 8.88% on the Term Loans under the Blackstone Loan Agreement.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our royalties from Torii Pharmaceutical Co., Ltd. (“Torii”) are in Japanese Yen. We also had other transactions denominated in foreign currencies during the nine months ended September 30, 2026, including contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our limited foreign currency exposure relative to our operations is primarily to fluctuations in the Japanese Yen, Canadian Dollar, and Euro. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations.
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

Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 10, 2025 (as supplemented by the First Amended Complaint filed in December 2025), we ﬁled a patent infringement lawsuit in the United States District Court for the District of Delaware against Annora, Hetero Labs Limited, Hetero USA, Inc., and Camber Pharmaceuticals, Inc. (collectively, the “Defendants”), asserting infringement of the Challenged Patents arising from Annora’s ANDA filing with the FDA. We are seeking, among other remedies, equitable relief enjoining the Defendants from infringing the Challenged Patents, as well as an order that the eﬀective date of any FDA approval of the ANDA would be a date no earlier than the expiration of the Challenged Patents (including any regulatory extensions). While we intend to vigorously defend our intellectual property rights protecting ORLADEYO, this matter is in the early stages of litigation and has been stayed until 2031, and no assessment can be made as to the likely outcome of this matter or whether it will be material to us. Accordingly, an estimate of the potential loss, or range of loss, if any, to us relating to this matter is not possible at this time.
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
We have sustained operating losses for the majority of our corporate history. Even if we achieve sustained profitability, in order to continue future operations, progress any development programs, engage in strategic business development activities and commercialize our products, we may be required to raise additional capital or obtain additional financing in the future. In addition to seeking strategic partnerships and transactions, we may access the equity or debt markets, incur additional borrowings, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales or issuances of securities, additional borrowings, collaborative arrangements with partners, or from other sources, may not be available if or when needed or in a form or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under the Blackstone Loan Agreement. In addition, collaborative arrangements may require us to transfer certain material rights to our corporate partners. Insufficient funds or lack of an acceptable partnership have in the past, and may again in the future, require us to delay, scale-back or eliminate certain of our research and development programs.
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
Risks Relating to the Merger
The anticipated benefits and synergies of the Merger may not be realized, and risks associated with Astria’s business, including the navenibart program, could adversely affect our business and financial results.
The success of the Merger depends, in part, on our ability to realize the anticipated benefits, cost savings and synergies of the transaction. While we have generally completed the integration of Astria with our business, the benefits may not be realized fully or at all, may take longer to realize than expected, or may not offset transaction and integration expenses over time. An inability to realize the full extent of the anticipated benefits of the Merger could have an adverse effect on our revenues and expenses.
Although we conducted due diligence on Astria before completing the Merger, we may not yet be aware of all material risks, liabilities or challenges associated with Astria’s business, including the navenibart program. Unexpected risks may arise, and previously known risks may materialize in a manner that differs from our preliminary risk assessments or assumptions. Any failure to realize the expected benefits of the Merger, any adverse effects from risks related to Astria’s business, or any effect of the Merger on our financial results that is inconsistent with the expectations of financial analysts or investors could adversely affect our business and financial results.
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
If we fail to successfully commercialize or establish collaborative relationships to commercialize or develop certain of our products and product candidates, or if any partner terminates or fails to perform its obligations under agreements with us, potential revenues from commercialization of our products could be reduced, delayed or eliminated.
Our business strategy includes successfully commercializing our products and developing our product candidate portfolio. We believe this is best achieved by retaining full product rights or through collaborative arrangements with third parties as appropriate. As needed, potential third-party relationships could relate to preclinical development, clinical development, regulatory approval, marketing, sales, and distribution of our products and product candidates.
Currently, we have established collaborative relationships including with, among others, third-party distributors for ORLADEYO in certain markets, with Torii for ORLADEYO in Japan, with Neopharmed for the commercialization of ORLADEYO and navenibart in Europe, and with each of Shionogi & Co., Ltd. (“Shionogi”) and Green Cross Corporation for the development and commercialization of peramivir. In addition, in August 2025, Astria announced that it exclusively licensed development and commercialization rights in Japan to Kaken Pharmaceutical Co., Ltd. for navenibart. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
•we may fail to employ a comprehensive and effective intellectual property strategy, which could result in the decreased commercial value of our Company, our products and product candidates, or royalties associated with such products;
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
In addition, future revenue from sales of ORLADEYO is subject to uncertainties and will depend on several factors, including, but not limited to, the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, our pricing strategy, competition and market trends. Additionally, manufacturing issues relating to our products could result in delays, interruptions or recalls in commercial supply, which could adversely affect our revenue and results of operations. For example, in May 2026, we announced that we identified a manufacturing issue affecting our oral pellet formulation of ORLADEYO that delayed our initial product fulfillment. The issue was resolved, and the week of August 3, 2026, we began shipping the ORLADEYO oral pellets in the United States to pediatric patients with HAE aged 2 to <12 years.
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
Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes or shortages, acts of terrorism or war, equipment malfunctions, raw material shortages or supply chain issues. If our commercial distribution partners are not able to satisfy our requirements within the expected timeframe, or are unable to provide us with accurate or timely information and data, including with respect to inventory and sales, serious adverse events, and/or product complaints, our business, including our commercialization efforts for and sales of ORLADEYO, may be at risk. In addition, if specialty pharmacy services, including our third-party call center services, which provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support, are not effectively operated or managed, the continuance of our commercialization efforts for and sales of ORLADEYO may be delayed or compromised. On August 5, 2026, we announced that we transitioned to a new sole source specialty pharmacy provider for ORLADEYO shipments to patients. Any disruption, delay or failure associated with this transition, including interruptions in prescription processing, patient onboarding, reimbursement support or product distribution, could adversely affect our commercialization efforts and our product revenue. In addition, unlike our previous specialty pharmacy, our new specialty pharmacy purchases and holds inventory of ORLADEYO prior to dispensing it to patients. As a result, our quarterly product revenue may be affected by changes in the new specialty pharmacy’s inventory levels and ordering patterns, which may not reflect underlying patient demand in the early stages of the transition and may cause our product revenue to fluctuate from period to period until their inventory position is stabilized. For example, the initial inventory build by our new specialty pharmacy contributed an amount in the upper teens of millions of dollars to our product revenue in the third quarter of 2026.
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
•pricing and availability of imports or alternative products, including the potential for parallel importing;
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
We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients aged 12 years and older, in December 2020, and subsequently received regulatory approvals for ORLADEYO in other global markets. In December 2025, the FDA approved the use of an oral pellet formulation of once-daily ORLADEYO for prophylactic therapy in pediatric patients with HAE aged 2 to <12 years, and in October 2026, the FDA approved the 150 mg oral pellet formulation of once-daily ORLADEYO for prophylactic therapy in adults and adolescents aged 12 years and older. Additionally, in August 2026, Japan’s Ministry of Health, Labor and Welfare granted marketing approval for ORLADEYO for prophylactic therapy in pediatric patients with HAE aged 2 to <12 years. We are also performing research on or developing products for the treatment of other rare diseases, and we expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Various government entities throughout the world may also offer incentives, grants and contracts to encourage additional investment into certain preventative and therapeutic agents, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. In addition, the approval of a generic drug or biosimilar of one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.
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
Our and our partners’ activities related to approved products or, following their regulatory approval (if applicable), any of our product candidates under development, are subject to regulatory and law enforcement authorities in the United States (including the FDA, the Federal Trade Commission, the Department of Justice (“DOJ”), the HHS, the Office of Inspector General, and state and local governments) and their foreign equivalents.
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
We also may be subject to international privacy and data protection laws, such as the General Data Protection Regulation (“GDPR”) in the European Economic Area (“EEA”) and similar legislation in the United Kingdom and Switzerland. See “Business—Government Regulation—Data Privacy and Security Laws” in Part I, Item 1 of our most recent Annual Report on Form 10-K and “Risks Relating to Our Business—Risks Relating to International Operations—

Our actual or perceived failure to comply with European or other international governmental laws and regulations and other legal obligations related to privacy, data protection and information security could harm our business” in this section for additional discussion of privacy laws and regulations. Failure to comply with these laws and regulations could result in government enforcement actions, private litigation, or harm to our reputation and our business.
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
•the potential for parallel importing;
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
We are increasingly dependent on information technology systems to operate our business. In addition, the FDA and other U.S. and foreign regulatory authorities regulate, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. Like other companies in our industry, our information technology systems and infrastructure (as well as those of our third-party providers) and our operations technology may be vulnerable to cyber incidents, intrusions, and other similar activities that threaten the confidentiality, integrity, and availability of our information. These threats come from a variety of sources, including by computer hackers, foreign governments, foreign companies, or competitors, or may be breached by employee error, malfeasance or other disruption. These threats are prevalent, continue to rise, and are becoming increasingly difficult to detect. Recently, there have been reports of disruptions in billing and data systems in healthcare. Such cybersecurity events which materially disrupt the healthcare system upon which our business relies could adversely affect our business if such disruption is widespread and continues for an extended period of time.
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
If we fail to retain our existing key personnel or advisors or fail to attract and retain additional key personnel or advisors, the development of our product candidates, the commercialization of our products, and the related growth of our business may be delayed or stopped.
The unexpected loss of service of our senior management and other key personnel, or our scientific advisors, might impede the achievement of our development and commercial objectives. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, commercial, operational and scientific personnel may harm our business because we rely upon these personnel for many important functions of our business.
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
Our strategic shift to focus on external innovation, including in connection with the Birmingham Closure Plan, may increase our reliance on acquisitions, strategic investments, partnerships or other business development transactions to expand our product candidate pipeline. We may not identify suitable opportunities, complete transactions on acceptable terms or at all, or realize the anticipated operational, financial or strategic benefits of any such transactions or related initiatives on the expected timeline or at all. Additionally, actual costs of the Birmingham Closure Plan may exceed our estimates, anticipated savings may not be realized or may be offset by costs associated with external innovation, business development, acquired or licensed programs or other strategic priorities, and the closure of our Birmingham facility and related workforce reduction may result in the loss of institutional knowledge or technical expertise, adversely affect employee morale or retention, divert management attention or disrupt our operations. If we do not execute this strategy effectively, our business, financial condition, results of operations, liquidity and ability to execute our strategic priorities could be adversely affected.
In addition, we may divest or license all or a portion of certain business or product categories, which could cause a decline in revenue or profitability and may make our financial results more volatile. We may be unable to complete any such divestiture or license on terms favorable to us, within the expected timeframes, or at all, in which case we may not realize any return on our investment in these programs and may incur costs associated with their termination. For example, after evaluating potential partnering opportunities for continued development, we previously determined to terminate the avoralstat program and the STAR-0310 atopic dermatitis program acquired in the Merger to focus the pipeline on rare diseases. We may have continued financial exposure to divested or licensed businesses following the completion of any such transactions, including increased costs due to potential litigation, contingent liabilities and indemnification of the buyer or licensee related to, among other things, lawsuits, regulatory matters or tax liabilities. Such divestitures or licenses may also divert management’s attention from our core businesses and lead to potential issues with employees, customers or suppliers.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2026, the 52-week range of the market price of our stock was from $6.00 to $11.22 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2026, there were 256,117,756 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition (such as in connection with the Merger). We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of September 30, 2026, there were 43,786,380 stock options and restricted stock units outstanding and 15,785,435 shares available for issuance under our Amended and Restated Stock Incentive Plan, 4,819,944 stock options and restricted stock units outstanding and 1,000,929 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 4,326,612 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights, restricted stock units and stock awards have been, or will be, registered pursuant to registration statements on Form S-8.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(32.1)*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

( )	Filed herewith.
*
The certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November, 2026.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Charles Gayer
Charles Gayer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Babar Ghias
Babar Ghias
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)